Form 10-Q
period 2007-12-31
MALVERN FEDERAL BANCORP INC
filed 2008-03-26
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number: 333-148169

Malvern Federal Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

United States	(To be applied for)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 East Lancaster Avenue
Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

(610) 644-9400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐ Yes               ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes              ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of March 25, 2008, no shares of the Registrant’s common stock were issued and outstanding. *
____________________
*	The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on February 11, 2008.

PART I - FINANCIAL INFORMATION

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Financial Condition
	At December 31,	At September 30,
	2007	2007
	(Unaudited)
Assets
Cash and due from banks	$1,975,285	$2,365,695
Interest bearing deposits	7,563,758	16,601,055

Cash and Cash Equivalents	9,539,043	18,966,750

Investment securities available for sale	20,055,361	29,098,177
Investments securities held to maturity (fair value of $1,401,422 and $1,477,035, respectively)	1,414,764	1,479,085
Restricted stock, at cost	4,471,873	4,559,873
Loans held for sale	--	9,258,271
Loans receivable net of allowance for loan losses of $4,654,522 and $4,541,143, respectively	483,969,265	466,192,361
Accrued interest receivable	2,192,540	2,415,577
Property and equipment, net	9,505,169	9,623,326
Deferred income taxes, net	1,462,455	1,378,378
Bank-owned life insurance	7,874,659	7,787,098
Other assets	1,720,076	1,172,931

Total Assets	$542,205,205	$551,931,827
Liabilities and Equity
Liabilities
Deposits:
Noninterest-bearing	$20,094,239	$18,646,470
Interest-bearing	405,157,121	414,841,177

Total Deposits	425,251,360	433,487,647

FHLB line of credit	4,000,000	8,000,000
FHLB advances	64,029,724	63,386,902
Advances from borrowers for taxes and insurance	1,948,358	981,812
Accrued interest payable	1,160,781	1,098,779
Income taxes payable	256,894	69,462
Other liabilities	861,653	868,050
Total Liabilities	497,508,769	507,892,652

Commitments and Contingencies	--	--

Equity
Retained Earnings	44,887,644	44,321,829
Accumulated Other Comprehensive Loss	(191,208)	(282,654)
Total Equity	44,696,436	44,039,175

Total Liabilities and Equity	$542,205,205	$551,931,827

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Income

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
Interest and Dividend Income
Loans	$7,779,464	$7,671,085
Investment securities, taxable	281,928	249,022
Investment securities, tax-exempt	26,448	31,218
Dividends, restricted stock	65,139	82,527
Interest-bearing cash accounts	70,829	42,947

Total Interest and Dividend Income	8,223,808	8,076,799

Interest Expense
Deposits	4,011,278	3,637,082
Short-term borrowings	45,151	19,146
Long-term borrowings	957,444	967,055

Total Interest Expense	5,013,873	4,623,283

Net Interest Income	3,209,935	3,453,516

Provision for Loan Losses	128,000	58,000

Net Interest Income after Provision for Loan Losses	3,081,935	3,395,516

Other Income
Service charges and other fees	295,708	352,311
Rental income	62,795	62,190
Gain on sale of loans, net	42,788	--
Earnings on life insurance	87,561	53,662

Total Other Income	488,852	468,163

Other Expenses
Salaries and employee benefits	1,391,610	1,283,220
Occupancy	465,817	442,909
Federal insurance premiums	12,128	12,340
Advertising	111,245	85,933
Data processing	246,415	211,370
Professional fees	113,818	82,664
Other operating expenses	385,160	251,025

Total Other Expenses	2,726,193	2,369,461

Income before Income Taxes	844,594	1,494,218

Income Taxes	278,779	476,570

Net Income	$565,815	$1,017,648

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Changes in Equity (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance - September 30, 2006	$41,910,239	$(491,190)	$41,419,049

Comprehensive income:
Net income	1,017,648	--	1,017,648
Net change in unrealized loss on securities available for sale, net of tax effect	--	53,050	53,050

Total Comprehensive Income			1,070,698

Balance – December 31, 2006	$42,927,887	$(438,140)	$42,489,747

Balance - September 30, 2007	$44,321,829	$(282,654)	$44,039,175

Comprehensive income:
Net income	565,815	--	565,815
Net change in unrealized loss on securities available for sale, net of tax effect	--	91,446	91,446

Total Comprehensive Income			657,261

Balance – December 31, 2007	$44,887,644	$(191,208)	$44,696,436

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Cash Flows

	Three Months Ended December 31,
	2007	2006
	(Unaudited)
Cash Flows from Operating Activities
Net income	$565,815	$1,017,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	233,605	217,695
Provision for loan losses	128,000	58,000
Deferred income taxes (benefit)	(141,688)	(185,492)
Amortization of premiums and discounts on investments securities, net	258,097	258,097
Amortization of mortgage servicing rights	29,585	38,953
Net gain on sale of loans	(42,788)	--
(Increase) decrease in accrued interest receivable	223,037	(70,569)
Increase in accrued interest payable	62,002	185,747
Decrease in other liabilities	(6,397)	(297)
Earnings on bank-owned life insurance	(87,561)	(53,662)
Increase in other assets	(576,730)	(180,667)
Amortization of loan origination fees and costs	(219,548)	(75,049)
Increase in income tax payable	187,432	278,056

Net Cash Provided by Operating Activities	612,860	1,488,460

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	42,785	12,974
Investment securities available for sale	8,955,313	665,357
Purchases of investment securities available for sale	--	(1,000,000)
Proceeds from sale of loans	9,301,059	--
Loan purchases	(20,239,811)	(5,283,930)
Loan originations and principal collections, net	2,554,455	10,620,523
Net decrease in restricted stock	88,000	591,000
Purchases of property and equipment	(115,448)	(66,733)

Net Cash Provided by Investing Activities	586,352	5,539,191

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(8,236,287)	7,267,731
Net decrease in short-term borrowings	(4,000,000)	(7,500,000)
Proceeds from long-term borrowings	4,000,000	--
Repayment of long-term borrowings	(3,357,178)	(241,417)
Increase in advances from borrowers for taxes and insurance	966,546	808,205

Net Cash (Used in) Provided by Financing Activities	(10,626,919)	334,519

Net Increase (Decrease) in Cash and Cash Equivalents	(9,427,707)	7,362,170

Cash and Cash Equivalents - Beginning	18,966,750	7,031,640

Cash and Cash Equivalents - Ending	$9,539,043	$14,393,810

Supplementary Cash Flows Information
Interest paid	$4,951,871	$4,437,536
Income taxes paid	$213,000	$364,000
Loans transferred to foreclosed real estate	$212,500	$--

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation

Malvern Federal Bancorp, Inc. (the “Company” or “Registrant”) is in organization and is being formed by Malvern Federal Savings Bank (the “Bank”) to be the federally-chartered stock-form holding company for the Bank upon consummation of its proposed mutual holding company reorganization (the “Reorganization”).  The Reorganization is expected to be consummated in April 2008, at which time the Company will become the holding company for the Bank and will own all of the to-be issued and outstanding shares of the Bank’s common stock.  Upon consummation of the Reorganization, 55% of the Company’s to be outstanding shares of common stock will be issued to Malvern Federal Mutual Holding Company, which will be a federally-chartered mutual holding company organized by the Bank as part of the Reorganization, with the remaining shares being sold in an offering to certain members of the Bank and others.  The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on December 19, 2007 (File No. 333-148169), which was declared effective by the SEC on February 11, 2008.

The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of the Company have been included herein.

The unaudited, consolidated financial statements of the Bank which are included herein were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the three month period ended December 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of Malvern Federal Savings Bank and its wholly-owned subsidiary, Strategic Asset Management Group, Inc. (“SAM”).  All material intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of other-than-temporary impairment of investment securities.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk

Most of the Bank’s activities are with customers located within Chester County, Pennsylvania.  Note 2 discusses the types of investment securities that the Bank invests in.  Note 3 discusses the types of lending that the Bank engages in.  The Bank does not have any significant concentrations to any one industry or customer.  Although the Bank has a diversified loan portfolio, its debtors’ ability to honor their contracts is influenced by the region’s economy.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and interest bearing deposits.

Other-Than–Temporary Impairment of Securities

Securities are evaluated on at least a quarterly basis.  Declines in the fair value of held to maturity and available for sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable loan losses.  Management’s periodic evaluation of the adequacy of the allowance is based on the Bank’s past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for a qualitative estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Loans Held For Sale

The Bank does not originate any loans specifically for the purpose of being sold. Recently, based on market conditions and in effort to mitigate interest rate risk, the Bank has sold loans. Since loans are not originated for the purpose of being sold, the cash flows from the sale of such loans have been classified as an investing activity in the consolidated statements of cash flows.

Loans held for sale at September 30, 2007, consisted of first mortgage loans, carried at the lower of cost or estimated fair value as determined on an aggregate basis.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Malvern Federal Savings Bank and its subsidiary file a consolidated federal income tax return.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended December 31,
	2007	2006
Unrealized holding gains on available for sale securities	$149,057	$136,787

Income tax expense	(57,611)	(83,737)

Net of Tax Amount	$91,446	$53,050

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

FASB Statement No. 141(R)

FASB Statement No. 141 (R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed beginning October 1, 2009.

FASB Statement No. 160

FASB Statement No. 160 “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

SAB 110

Staff Accounting Bulletin No. 110 (SAB 110) amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007.  SAB 110 was effective January 1, 2008.

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings" expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect SAB 109 to have a material impact on its financial statements.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

FASB Statement No. 157

In September 2006, the FASB issued FASB Statement No. 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Bank is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FSP 157-b

In December 2007, the FASB issued FASB Staff Position (FSP) 157-b, “Effective Date of FASB Statement No. 157,” that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of FSP 157-b will have on the Company’s operating income or net earnings.

FASB Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Bank on October 1, 2008.  The Bank is evaluating the impact that the adoption of SFAS No, 159 will have on our consolidated financial position and results of operations.

EITF 06-11

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). EITF 06-11 states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares, nonvested equity share units and outstanding equity share options charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after December 15, 2007. The Company expects that EITF 06-11 will not have an impact on its consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

EITF 06-10

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Bank is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-5

On September 7, 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.”  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 does not have a material effect on the Bank’s consolidated statements of financial condition or results of operations.

EITF 06-4

In September 2006, FASB ratified the consensus reached by the EITF in Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements."  EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies.  EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods.   EITF 06-4 is effective for fiscal years beginning after December 31, 2007, with earlier application permitted.  The Bank is continuing to evaluate the impact of this consensus, which may require it to recognize an additional liability and compensation expense related to its BOLI policies.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities

Investment securities available for sale at December 31, 2007 and September 30, 2007 consisted of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,999,641	$6,015	$-	$3,005,656
FHLB notes	2,000,000	10,000	-	2,010,000
Tax-exempt securities	2,865,744	2,642	(10,856)	2,857,530
Trust preferred securities	1,000,000	-	(101,002)	898,998
	8,865,385	18,657	(111,858)	8,772,184
Mortgage-backed securities:
FNMA:
Adjustable	4,366,312	15,969	(54,493)	4,327,788
Fixed	3,355,917	-	(119,395)	3,236,522
Balloon	845,933	-	(17,250)	828,683
FHLMC:
Adjustable	1,871,161	2,129	(34,002)	1,839,288
Fixed	719,435	-	(5,570)	713,865
GNMA, adjustable	342,884	328	(6,181)	337,031
	11,501,642	18,426	(236,891)	11,283,177
	$20,367,027	$37,083	$(348,749)	$20,055,361

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities (Continued)
	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$4,997,159	$8,561	$(5,208)	$5,000,512
Federal Farm Credit Banks	1,000,000	-	(1,250)	998,750
FHLB notes	6,995,806	14,507	(3,438)	7,006,875
Tax-exempt securities	2,975,899	1,779	(32,699)	2,944,979
Trust preferred securities	1,000,000	-	(87,105)	912,895
	16,968,864	24,847	(129,700)	16,864,011
Mortgage-backed securities:
FNMA:
Adjustable	$4,839,144	$3,820	$(77,401)	$4,765,563
Fixed	3,627,557	-	(182,177)	3,445,380
Balloon	893,624	-	(31,111)	862,513
FHLMC:
Adjustable	2,107,149	1,573	(45,246)	2,063,476
Fixed	723,904	-	(20,618)	703,286
GNMA, adjustable	398,658	271	(4,981)	393,948
	12,590,036	5,664	(361,534)	12,234,166
	$29,558,900	$30,511	$(491,234)	$29,098,177

Investment securities held to maturity at December 31, 2007 and September 30, 2007 consisted of the following:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
GNMA, adjustable	$382,293	$1,880	$(1,103)	$383,070
GNMA, fixed	3,604	222	-	3,826
FNMA, fixed	1,028,867	-	(14,341)	1,014,526
	$1,414,764	$2,102	$(15,444)	$1,401,422

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities (Continued)

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
GNMA, adjustable	$403,296	$1,842	$(1,737)	$403,401
GNMA, fixed	3,868	226	-	4,094
FNMA, fixed	1,071,921	-	(32,381)	1,039,540
	$1,479,085	$2,068	$(34,118)	$1,447,035

No impairment charge was recognized on investment securities during the three months ended December 31, 2007 and 2006.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at December 31, and September 30, 2007:

	At December 31, 2007	At September 30, 2007
Mortgage Loans:
One-to-four-family	$191,185,049	$184,202,070
Multi-family	1,931,714	2,256,975
Construction or development	48,217,941	58,869,504
Land loans	6,738,250	6,665,093
Commercial real estate	119,408,439	108,500,258
Total Mortgage Loans	367,481,393	360,493,900

Commercial Loans	17,504,821	15,767,291

Consumer Loans:
Home equity line of credit	11,681,058	11,810,610
Second mortgages	87,896,878	78,732,931
Other	1,426,786	1,524,769
Total consumer loans	101,004,722	92,068,310

Total loans	485,990,936	468,329,501

Deferred loan costs, net	2,632,851	2,404,003
Allowance for loan losses	(4,654,522)	(4,541,143)

	$483,969,265	$466,192,361

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods ended:

	Three Months Ended December 31, 2007	Year Ended September 30, 2007
Balance at beginning of period	$4,541,143	$3,392,607

Provision for loan losses	128,000	1,298,071

Charge-offs	(16,721)	(159,930)
Recoveries	2,100	10,395

Net Charge-offs	(14,621)	(149,535)

Balance at end of year	$4,654,522	$4,541,143

The Bank’s loan portfolio is comprised primarily of mortgage loans secured by real estate.  A substantial portion of these loans, as well as most other loan types, are to borrowers who live in the vicinity of Chester County, Pennsylvania.  While the Bank attempts to limit its exposure to downturns in the real estate market through various underwriting techniques, it remains heavily dependent on the condition of the local economy.

Included in loans receivable are nonaccrual loans past due 90 days or more in the amount of $6,410,020 and $2,267,148, at December 31, 2007 and September 30, 2007, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms is $135,328 and $118,018, in the quarter ended December 31, 2007 and the year ended September 30, 2007, respectively.

As of December 31, 2007 and September 30, 2007, the Bank had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairments of a Loan” with a total recorded investment of $3,487,949 and $3,500,282, respectively.  The allowance for loan losses related to these loans as of December 31, 2007 and September 30, 2007 were $871,987 and $875,071, respectively.  The average recorded investment in impaired loans for the quarter ended December 31, 2007 and the year ended September 30, 2007 was $3,490,013 and $4,791,557, respectively.  The Bank recognizes income on impaired loans on a cash basis when the loan is current and the collateral is sufficient to cover the outstanding obligation to the Bank.  During the quarter ended December 31, 2007 and the year ended September 30, 2007, cash collected and recognized as interest income on impaired loans was $21,850 and $46,748, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 4 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2007, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007:
Tangible Capital (to tangible assets)	$44,887,644	8.28%	$8,132,093	1.50%	N/A
Core Capital (to adjusted tangible assets)	44,887,644	8.28	21,685,581	4.00	27,106,976	5.00%
Tier 1 Capital (to risk-weighted assets)	44,887,644	10.39	17,286,492	4.00	25,929,737	6.00
Total risk-based Capital (to risk-weighted assets)	48,670,177	11.26	34,572,983	8.00	43,216,229	10.00

Malvern Federal Savings Bank and Subsidiary
Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Reorganization to Mutual Holding Company

On November 20, 2007, the Board of Directors approved a plan of reorganization by which the Bank will reorganize from its current status as a mutual savings bank to a mutual holding company structure. The Board of Directors also adopted a plan of stock issuance.  Pursuant to the plan of reorganization and plan of stock issuance, the Bank will become a wholly owned stock-form subsidiary of Malvern Federal Bancorp, Inc., a to-be-formed Federal corporation.  Upon completion of the reorganization, at least a majority of the to-be outstanding shares of common stock of Malvern Federal Bancorp, Inc. will be issued to Malvern Federal Mutual Holding Company.  Consummation of the reorganization is subject to regulatory approval and approval by the Bank’s members.  Pursuant to the plan of stock issuance, a minority interest in the to-be outstanding shares of Malvern Federal Bancorp, Inc. common stock will be offered for sale for cash in a subscription offering to the Bank’s members and, if necessary, a community offering or syndicated community offering and an amount equal to 2% of the to-be issued shares will be contributed to the Malvern Federal Charitable Foundation.

Upon completion of the reorganization and offering, the mutual holding company is expected to own 55.0% of the outstanding shares of common stock of Malvern Federal Bancorp, Inc., the charitable foundation will own 2.0% and the minority public stockholders will own the remaining 43.0%.  The reorganization and stock issuance will be subject to the receipt of all necessary regulatory approvals including the Office of Thrift Supervision and the U.S. Securities and Exchange Commission.  In the future, any payment of dividends by Malvern Federal Bancorp, Inc. will be subject to certain regulatory restrictions.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  Approximately $295,000 of costs have been incurred at December 31, 2007. If the stock offering is unsuccessful these costs will be expensed.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to Malvern Federal Bancorp, Inc. (the “Company”) and Malvern Federal Savings Bank (the “Bank”)  that are based on the beliefs of management as well as assumptions made by and information currently available to management.  In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.  The Company does not intend to update these forward-looking statements.

General

The Company is being formed by the Bank in connection with the Bank’s proposed reorganization to the mutual holding company form (the “Reorganization”) and has not yet commenced operations. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the Reorganization.  The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Critical Accounting Policies

In reviewing and understanding financial information for Malvern Federal Savings Bank, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 1 of the notes to our unaudited financial statements included elsewhere herein.  The accounting and financial reporting policies of Malvern Federal Savings Bank conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolio and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes.  We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  We also estimate a reserve for deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. These estimates and judgments are inherently subjective.  Historically, our estimates and judgments to calculate our deferred tax accounts have not required significant revision to our initial estimates.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  An increase in the valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Other-Than-Temporary Impairment of Securities – Securities are evaluated on at least a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary.  To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and our intent and ability to retain our investment in the security for a period of time sufficient to allow for an anticipated recovery in the fair value.  The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.  Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Comparison of Financial Condition at December 31, 2007 and September 30, 2007

Our total assets amounted to $542.2 million at December 31, 2007 compared to $551.9 million at September 30, 2007.  The primary reason for the $9.7 million, or 1.8%, decrease in total assets during the first quarter of fiscal 2008 was the consummation of our sale of $9.3 million of single family residential mortgage loans which were included in our assets as loans held for sale at September 30, 2007 and the use of a substantial portion of the proceeds to repay certain borrowings and as a source of funds for deposit withdrawals.  Our net loans receivable increased by $17.8 million, or 3.8%, to $484.0 million at December 31, 2007 compared to $466.2 million at September 30, 2007.  We continued to see moderately strong demand for new loan originations in the first quarter of fiscal 2008.  The increase in net loans receivable was offset by a $9.0 million, or 31.1%, decrease in available for sale investment securities and a $9.4 million, or 49.7%, decrease in cash and cash equivalents at December 31, 2007 compared to September 30, 2007.  The decrease in investment securities during the first quarter of fiscal 2008 was due to normal amortization and re-payments and the fact that we did not purchase any additional securities during the period.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund deposit outflows.

Our total deposits amounted to $425.3 million at December 31, 2007, an $8.2 million, or 1.9%, decrease from total deposits at September 30, 2007.  The primary reason for the change in deposits was the settlement of one $6.4 million estate account and the disbursement of funds to the estate’s beneficiaries.   FHLB borrowings amounted to $68.0 million at December 31, 2007 compared to $71.4 million at September 30, 2007.  During the quarter we utilized certain cash received upon repayments of investment securities to reduce our short-term FHLB borrowings by $4.0 million.  Our equity at December 31, 2007 amounted to $44.7 million, a $657,000 increase compared to total equity of $44.0 million at September 30, 2007.  The increase in equity was due primarily to net income in the first quarter of fiscal 2008.  Our ratio of equity to assets was 8.2% at December 31, 2007.

At December 31, 2007 our total non-performing assets amounted to $6.7 million, or 1.24% of total assets, compared to $2.6 million, or 0.47% of total assets, at September 30, 2007.  The $4.1 million increase in non-performing assets was due primarily to one $3.5 million mixed-use commercial real estate loan becoming non-accrual/non-performing during the quarter.  At September 30, 2007, this loan was more than 60 days but less than 90 days delinquent.  Management classified this loan as “substandard” and impaired in September 2007 and received an updated appraisal on the property securing the loan. Based on the appraisal report, we increased our allowance for loan losses by $852,000, reflecting the revised appraised value of the loan and anticipated costs of sale.  We have commenced foreclosure proceedings and anticipate no additional losses with respect to this loan.  We intend to pursue all available remedies to protect our position.  At December 31, 2007, our allowance for loan losses was 71.3% of non-performing loans and 0.96% of total loans.

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.

	December 31,	September 30,
	2007	2007
	(Dollars in thousands)
Non-accruing loans:
One-to-four-family	$482	$461
Multi-family	--	--
Commercial real estate	4,273	661
Construction or development	--	--
Land loans	--	--
Commercial	823	780
Home equity lines of credit	--	14
Second mortgages	829	351
Other	3	--
Total non-accruing	6,410	2,267
Accruing loans delinquent morethan 90 days past due	--	--
Restructured loans	118	121
Total non-performing loans	6,528	2,388
Real estate owned and other
foreclosed assets:
One- to four-family	212	227
Other	--	--
Total	212	227
Total non-performing assets	$6,740	$2,615
Ratios:
Nonperforming loans as a percent of gross loans	1.34%	0.51%
Nonperforming assets as a percent of total assets	1.24%	0.47%

Comparison of Our Operating Results for the Three Months Ended December 31, 2007 and 2006

General. Our net income was $566,000 for the quarter ended December 31, 2007 compared to $1.0 million for the quarter ended December 31, 2006.  The primary reasons for the $452,000 decrease in net income were a $244,000 decrease in net interest income, a $357,000 increase in total other (non-interest) expenses and a $70,000 increase in the provision for loan losses, which amounts were partially offset by a $198,000 reduction in income tax expense.  Like most financial institutions, we continue to experience the effects of interest rate compression on our results of operations.  Our interest rate spread and net interest margin were 2.07% and 2.46%, respectively, for the quarter ended December 31, 2007 compared to 2.36% and 2.76%, respectively, for the quarter ended December 31, 2006.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended December 31,
	(Dollars in thousands)
	2007			2006
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
Interest-earning assets:
Loans receivable(1)	$482,214	$7,780	6.45%	$459,383	$7,671	6.68%
Investment securities	27,633	308	4.46	30,298	280	3.70
Restricted stock	4,442	65	5.87	4,318	83	7.65
Other interest-earning assets	7,078	71	4.00	6,338	43	2.71
Total interest-earning assets	521,367	8,224	6.31%	500,337	8,077	6.46%
Non-interest-earning assets	18,150			16,154
Total assets	$539,517			$516,491
Interest-bearing liabilities:
Demand and NOW accounts	34,894	67	0.77%	32,090	49	0.61%
Money market accounts	66,549	640	3.85	50,811	466	3.67
Savings accounts	38,241	91	0.95	43,386	110	1.02
Time Deposits	266,912	3,213	4.82	260,762	3,012	4.62
Total deposits	406,596	4,011	3.95	387,049	3,637	3.76
FHLB advances	65,704	1,003	6.10	64,529	986	6.11
Total interest-bearing liabilities	472,300	5,014	4.25	451,578	4,623	4.10
Non-interest-bearing liabilities	22,995			23,657
Total liabilities	495,295			475,235
Stockholders’ Equity	44,222			41,256
Total liabilities and Stockholders’ Equity	$539,517			$516,491
Net interest-earning assets	$49,067			$48,759
Net interest income; average interest rate spread		$3,210	2.06%		$3,454	2.36%
Net interest margin(2)			2.46%			2.76%
Average interest-earning assets to average interest-bearing liabilities			110.39%			110.80%

____________________
(1)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended December 31,
	2007 vs. 2006
	Volume	Rate	Net Change
	(Dollars in Thousands)
Interest-earning assets:
Loans receivable	$1,525	$(1,416)	$109
Investment Securities	(99)	127	28
Restricted Stock	10	(28)	(18)
Deposits in other banks	20	8	28
Total interest-earning assets	$1,456	$(1,309)	$147

Interest-bearing liabilities:
Demand and NOW accounts	$17	$1	$18
Money market accounts	577	(403)	174
Savings accounts	(52)	33	(19)
Certificate accounts	284	(83)	201
Total deposits	826	(452)	374
Borrowed funds	144	(127)	17
Total interest-bearing liabilities	$970	$(579)	$391

Net interest income	$486	$(730)	$(244)

Interest Income.  Our total interest and dividend income was $8.2 million for the quarter ended December 31, 2007 compared to $8.1 million for the quarter ended December 31, 2006.  The increase in interest and dividend income was due primarily to a $109,000 increase in interest earned on loans in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  The average yield on our total interest-earning assets was 6.31% for the quarter ended December 31, 2007 compared to 6.46% for the quarter ended December 31, 2006.  Contributing to the increase in interest income was an increase in our net loans receivable in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Interest Expense.  Our total interest expense was $5.0 million for the quarter ended December 31, 2007 compared to $4.6 million for the quarter ended December 31, 2006.  The $391,000 increase in interest expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was due primarily to a $374,000 increase in interest expense on deposits.  The increase in our deposit expense in the fiscal 2008 period primarily reflects certain promotional efforts we commenced in mid-2007 to attract additional money market accounts as well as certain certificates of deposit by increasing the rates paid.  The average rate paid on our total interest-bearing liabilities was 4.25% for the quarter ended December 31, 2007 compared to 4.10% for the quarter ended December 31, 2006.

Provision  for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation.  This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.  Our activity in the provision for loan losses, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

Our provision for loan losses was $128,000 for the quarter ended December 31, 2007 compared to $58,000 for the quarter ended December 31, 2006.  We had $14,000 of net charge-offs to the allowance for loan losses in the quarter ended December 31, 2007.  In addition, total non-performing loans increased by $4.1 million during the December 31, 2007 quarter due primarily to one $3.5 million loan being placed on non-accrual status.  As we previously reviewed this loan and increased our allowance for loan losses by $852,000 upon consideration of such loan in the fourth quarter of fiscal 2007, our provision for loan losses was $128,000 in the first quarter of fiscal 2008.

We will continue to monitor and modify our allowances for loan losses as conditions dictate.  No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	Three Months Ended December 31,		Year Ended September 30,
	2007	2006	2007
	(Dollars in Thousands)
Balance at beginning of period	$4,541	$3,393	$3,393
Provision for loan losses	128	58	1,298
Charge-offs:
Mortgage:
One-to-four family	14	--	--
Multi-family	--	--	--
Commercial real estate	--	--	--
Construction or development	--	--	--
Land loans	--	--	--
Commercial	--	--	--
Consumer:
Home equity lines of credit	--	--	--
Second mortgages	--	--	135
Other	2	11	25
Total charge-offs	16	11	160
Recoveries:
Mortgage:
One- to four-family	--	--	--
Multi-family	--	--	--
Commercial real estate	--	--	--
Construction or development	--	--	--
Land loans	--	--	--
Commercial	--	2	--
Total recoveries	--	2	--
Consumer:
Home equity lines of credit	--	--	--
Second mortgages	1	--	3
Other	1	1	7
Total recoveries	2	1	10
Net charge-offs	14	8	150
Balance at end of period	$4,655	$3,443	$4,541
Ratios:
Ratio of allowance for loan losses to non-performing loans	71.31%	101.86%	190.16%

Other Income and Other Expense.  Our total other, or non-interest, income was $489,000 in the quarter ended December 31, 2007 compared to $468,000 in the quarter ended December 31, 2006.  The increase in other income was due to $43,000 in gains recognized on the sale of mortgage loans in the fiscal 2008 period, compared to no such gains in the comparable period in fiscal 2007, as well as a $34,000 increase in income from bank owned life insurance in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to an increase in the amount of insurance owned. Such amounts were partially offset by a $55,000 decrease in service charges and other fees in the quarter ended December 31, 2007 compared to the quarter ended December 31, 2006.

Our total other, or non-interest, expenses were $2.7 million for the quarter ended December 31, 2007 compared to $2.4 million for the quarter ended December 31, 2006.  The primary reasons for the $357,000 increase in other expenses in the fiscal 2008 period were a $108,000 increase in salaries and employee benefit expenses, due primarily to an increase in the number of our employees as well as normal salary adjustments, as well as a $134,000 increase in other operating expenses, due to increases in a variety of other expenses.

Income Tax Expense.  Our income tax expense was $279,000 for the December 31, 2007 quarter compared to $477,000 for the December 31, 2006 quarter.  The difference was due primarily to the lower amount of pre-tax income in the fiscal 2008 period. Our effective tax rate was 33.1% for the quarter ended December 31, 2007, compared to 31.7% for the quarter ended December 31, 2006.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2007, our cash and cash equivalents amounted to $9.5 million.  In addition, at such date our available for sale investment securities amounted to $20.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2007, we had certificates of deposit maturing within the next 12 months amounting to $215 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the three months ended December 31, 2007, the average balance of our outstanding FHLB advances was $65.7 million.  At December 31, 2007, we had $64.0 million in outstanding FHLB advances and we had $253.2 million in additional FHLB advances available to us.  In addition, at December 31, 2007, we had a $50.0 million line of credit with the FHLB, of which we had $4.0 million outstanding at such date and $46.0 million was available.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist primarily of advances from the Federal Home Loan Bank of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.  The net proceeds to be received from the proposed sale of shares of common stock by Malvern Federal Bancorp, Inc. pursuant to the plan of stock issuance will further increase our liquidity and capital resources.

The following table summarizes our contractual cash obligations at December 31, 2007.

		Payments Due By Period
	Total	To 1 Year	1-3 Years	4-5 Years	After 5 Years
	(In Thousands)
Certificates of deposit	$265,143	$215,386	$38,720	$6,664	$4,373
FHLB advances	68,030	8,000	60,030	-	-
Total long-term debt	333,173	223,386	98,750	6,664	4,373
Operating lease obligations	518	84	168	168	98
Total contractual obligations	$333,691	$223,470	$98,918	$6,832	$4,471

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of Malvern Federal Savings Bank presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s prospectus dated February 11, 2008.  There has been no material change in the Bank’s asset and liability position or the market value of the Bank’s equity since September 30, 2007.

Item 4T - Controls and Procedures.

Our management evaluated, with the participation of our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our President and Chief Executive Officer and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no matters required to be reported under this item.

Item 1A - Risk Factors.

See “Risk Factors” at pages 16-21 in the prospectus included in the Company’s registration statement on Form S-1 (File No. 333-148169), which is incorporated herein by reference thereto. There have been no material changes from the risk factors previously disclosed in the Company’s prospectus.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters to be reported under this item.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a)           List of exhibits: (filed herewith unless otherwise noted)

2.1	Plan of Reorganization(1)
2.2	Plan of Stock Issuance(1)
3.1	Charter of Malvern Federal Bancorp, Inc.(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.(1)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc. (1)
10.1	Form of Supplemental Executive Retirement Plan(1)
10.2	Form of First Amendment to Supplemental Executive Retirement Plan Agreement(1)
10.3	Form of Director's Retirement Plan Agreement(1)
10.4	Form of First Amendment to Director's Retirement Plan Agreement(1)
10.5	Form of Proposed Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Ronald Anderson(1)
10.6	Form of Proposed Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and each of Dennis Boyle, Gerard M. McTear, Jr., and William E. Hughes, Jr.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification
_____________
(1)
Incorporated by reference from the identically numbered exhibit included in the Company’s Registration Statement on Form S-1, filed on December 19, 2007, as amended, and declared effective on February 11, 2008 (File No. 333-148169).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

Date: March 26, 2008	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer