Form 10-Q
period 2008-03-31
MALVERN FEDERAL BANCORP INC
filed 2008-05-12
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-34051

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
☐ Yes           ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 12, 2008, no shares of the Registrant’s common stock were issued and outstanding. *
____________________
*	The issuer became subject to the filing requirements of Sections 13 and 15(d) of the Exchange Act when its Form S-1 was declared effective by the SEC on February 11, 2008.

PART I - FINANCIAL INFORMATION

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Financial Condition

	March 31, 2008	September 30, 2007
	(unaudited)

ASSETS
Cash	$2,135,488	$2,365,695
Interest-bearing deposits	8,679,235	16,601,055

Cash and Cash Equivalents	10,814,723	18,966,750
Investment securities available for sale	16,573,436	29,098,177
Investment securities held to maturity (fair value of $1,388,384 and $1,477,035, respectively)	1,388,573	1,479,085
Restricted stock, at cost	4,774,773	4,559,873
Loans held for sale	-	9,258,271
Loans Receivable, net of allowance for loan losses of $4,631,645 and $4,541,143, respectively	510,346,786	466,192,361
Accrued interest receivable	2,161,088	2,415,577
Property and Equipment, net	9,373,906	9,623,326
Deferred income taxes	1,701,098	1,378,378
Bank-owned life insurance	7,961,470	7,787,098
Other Assets	1,861,311	1,172,931
Total Assets	$566,957,164	$551,931,827

LIABILITIES AND EQUITY
Liabilities
Deposits:
Deposits noninterest-bearing	$18,500,180	$18,646,470
Deposits Interest-bearing	413,524,317	414,841,177

Total Deposits	432,024,497	433,487,647
FHLB line of credit	-	8,000,000
FHLB advances	76,459,368	63,386,902
Advances from borrowers for taxes and insurance	2,298,912	981,812
Advances for stock purchases	8,989,037	-
Accrued interest payable	1,186,148	1,098,779
Income taxes payable	84,329	69,462
Other liabilities	779,751	868,050
Total Liabilities	521,822,042	507,892,652

Commitments and Contingencies	-	-

Equity
Retained earnings	45,258,787	44,321,829
Accumulated other comprehensive loss	(123,665)	(282,654)
Total Equity	45,135,122	44,039,175
Total Liabilities and Equity	$566,957,164	$551,931,827

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Income (Unaudited)

	For The Three Months Ended March 31,		For The Six Months Ended March 31,
	2008	2007	2008	2007

Interest and Dividend Income
Loans, including fees	$7,890,232	$7,455,835	$15,669,696	$15,126,920
Investment securities, taxable	193,998	298,081	475,926	547,103
Investment securities, tax-exempt	23,452	29,730	49,900	60,948
Dividends, restricted stock	52,976	58,578	118,115	141,105
Interest-bearing cash accounts	43,083	106,373	113,912	149,320

Total Interest and Dividend Income	8,203,741	7,948,597	16,427,549	16,025,396

Interest Expense
Deposits	3,822,313	3,778,422	7,833,591	7,415,504
Short-term borrowings	32,223	-	77,374	19,146
Long-term borrowings	1,004,941	930,458	1,962,385	1,897,513

Total Interest Expense	4,859,477	4,708,880	9,873,350	9,332,163

Net Interest Income	3,344,264	3,239,717	6,554,199	6,693,233

Provision for Loan Losses	335,000	110,000	463,000	168,000
Net Interest Income after Provision for Loan Losses	3,009,264	3,129,717	6,091,199	6,525,233

Other Income
Service charges and other fees	274,621	192,680	570,329	544,991
Rental income	66,943	62,401	129,738	124,591
Gain/(Loss) on sale of investments, net	-	(8,356)	-	(8,356)
Gain/(Loss) on sale of loans, net	-	-	42,788	-
Earnings on life insurance	86,811	52,647	174,372	106,309

Total Other Income	428,375	299,372	917,227	767,535

Other Expenses
Salaries and benefits	1,372,263	1,284,757	2,763,873	2,567,977
Occupancy expense	519,305	472,357	985,122	915,266
Federal deposit insurance premium	12,270	12,101	24,398	24,441
Advertising	189,074	143,072	300,319	229,005
Data Processing	236,477	229,859	482,892	441,229
Professional fees	135,481	96,081	249,299	178,745
Other operating expenses	443,918	290,417	829,078	541,441

Total Other Expenses	2,908,788	2,528,644	5,634,981	4,898,104

Income before Income Taxes	528,851	900,445	1,373,445	2,394,664

Income Taxes	157,708	380,830	436,487	857,400

Net income	$371,143	$519,615	$936,958	$1,537,264

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Changes in Equity (Unaudited)

Six Months Ended March 31, 2008 and 2007
	Retained Earnings	Accumulated other Comprehensive Loss	Total Equity
Balance, September 30, 2006	$41,910,239	$(491,190)	$41,419,049

Comprehensive Income:
Net Income	1,537,264	-	1,537,264
Net change in unrealized loss on securities available for sale, net of tax effect	-	152,953	152,953

Total Comprehensive Income			1,690,217

Balance, March 31, 2007	$43,447,503	$(338,237)	$43,109,266

Balance, September 30, 2007	$44,321,829	$(282,654)	$44,039,175

Comprehensive Income:
Net Income	936,958	-	936,958
Net change in unrealized loss on securities available for sale, net of tax effect	-	158,989	158,989

Total Comprehensive Income			1,095,947

Balance, March 31, 2008	$45,258,787	$(123,665)	$45,135,122

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2008	2007

Cash Flows from Operating Activities
Net income	$936,958	$1,537,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	463,035	438,896
Provision for loan losses	463,000	168,000
Deferred income tax benefit	(422,882)	(263,246)
Amortization of premiums and discounts on investments securities, net	219,187	185,798
Amortization of mortgage servicing rights	63,154	65,909
Net (gain) loss on sale of loans and investments	(42,788)	8,356
(Increase) decrease in accrued interest receivable	254,489	(70,773)
Increase in accrued interest payable	87,369	406,716
Decrease in other liabilities	(88,298)	(144,125)
Earnings on bank-owned life insurance	(174,372)	(106,309)
Increase in other assets	(751,534)	(453,393)
Amortization of loan origination fees and costs	(540,103)	(120,700)
Increase (decrease) in income tax payable	14,867	(333,304)
Net Cash Provided by Operating Activities	482,082	1,319,089

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	69,564	33,667
Investment securities available for sale	13,585,652	7,641,150
Purchase of investment securities available for sale	(1,000,000)	(10,984,804)
Proceeds from sale of loans	9,301,059	-
Loan purchases	(44,905,967)	(9,585,274)
Loan originations and principal collections, net	828,645	4,977,591
Net increase in restricted stock	(214,900)	604,801
Purchases of property and equipment	(213,615)	(226,838)
Net Cash Used in Investing Activities	(22,549,562)	(7,539,707)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(1,463,150)	18,892,085
Net decrease in short-term borrowings	(8,000,000)	(7,500,000)
Increase of long-term borrowings	17,000,000	-
Repayment of long-term borrowings	(3,927,534)	(485,755)
Increase in advances from borrowers for taxes and insurance	1,317,100	1,218,830
Increase in advances for stock purchases	8,989,037	-
Net Cash Provided by Financing Activities	13,915,453	12,125,160

Increase (Decrease) in Cash and Cash Equivalents	(8,152,027)	5,904,542

Cash and Cash Equivalents - Beginning	18,966,750	7,031,640

Cash and Cash Equivalents - Ending	$10,814,723	$12,936,182

Supplemental Cash Flows Information
Interest	$9,785,981	$8,925,447
Income taxes	$886,000	$1,543,527

See notes to consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Basis of Presentation

Malvern Federal Bancorp, Inc. (the “Company” or “Registrant”) is in organization and is being formed by Malvern Federal Savings Bank (the “Bank”) to be the federally-chartered stock-form holding company for the Bank upon consummation of its proposed mutual holding company reorganization (the “Reorganization”).  The Reorganization is expected to be consummated in May 2008, at which time the Company will become the holding company for the Bank and will own all of the to-be issued and outstanding shares of the Bank’s common stock.  Upon consummation of the Reorganization, 55% of the Company’s to be outstanding shares of common stock will be issued to Malvern Federal Mutual Holding Company, which will be a federally-chartered mutual holding company organized by the Bank as part of the Reorganization, with the remaining shares being sold in an offering to certain members of the Bank and others.  The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on December 19, 2007 (File No. 333-148169), which was declared effective by the SEC on February 11, 2008.  Post-Effective Amendment No. 1 to the registration statement, which reflects a revised offering range, was filed with the SEC on April 3, 2008 and declared effective on April 8, 2008.

The Registrant is in organization, has engaged in no operations to date and has not issued any shares of stock; accordingly, no financial statements of the Company have been included herein.

The unaudited, consolidated financial statements of the Bank which are included herein were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included.  The results of operations for the six month period ended March 31, 2008 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

The components of other comprehensive income and related tax effects are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Unrealized holding gains on available for sale securities	$110,092	$158,969	$259,150	$287,400

Reclassification adjustment for (gains) losses included in net income	-	-	-	8,356

Income tax expense	(42,551)	(59,066)	(100,161)	(142,803)

Net of Tax Amount	$67,541	$99,903	$158,989	$152,953

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

FASB Statement No. 141(R)

FASB Statement No. 141 (R), “Business Combinations,” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after October 1, 2009.

FASB Statement No. 160

FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” was issued in December of 2007. This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings," expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted Statement SAB 109 on January 1, 2008 and does not expect SAB 109 to have a material impact on its financial statements.

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

FASB Statement No. 157

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Bank is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FSP 157-2

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company adopted Statement FSP 157-2 on January 1, 2008 and does not expect FSP 157-2 to have a material impact on its financial statements.

FASB Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115."   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Bank on October 1, 2008.  The Bank is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

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

EITF 06-5

In September 7, 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.”  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material effect on the Bank’s consolidated statements of financial condition or results of operations.

EITF 06-4

In September 2006, FASB ratified the consensus reached by the EITF in Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies.  EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods.   EITF 06-4 is effective for fiscal years beginning after December 31, 2007, with earlier application permitted.  The Bank is continuing to evaluate the impact of this consensus, which may require it to recognize an additional liability and compensation expense related to its BOLI policies.

FASB Statement No. 161

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (Statement 161).  Statement 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives.  Statement 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows.  Statement 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

FSP FAS 140-3

In February 2008, the FASB issued a FASB Staff Position (FSP) FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP addresses the issue of whether or not these transactions should be viewed as two separate transactions or as one "linked" transaction. The FSP includes a "rebuttable presumption" that presumes linkage of the two transactions unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities

Investment securities available for sale at March 31, 2008 and September 30, 2007 consisted of the following:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$999,780	$2,720	$-	$1,002,500
FHLB notes	2,000,000	14,375	-	2,014,375
Tax-exempt securities	2,365,780	10,069	-	2,375,849
Trust preferred securities	1,000,000	-	(118,950)	881,050
	6,365,560	27,164	(118,950)	6,273,774

Mortgage-backed securities:
FNMA:
Adjustable	3,780,306	11,080	(38,836)	3,752,550
Fixed	3,176,699	-	(70,794)	3,105,905
Balloon	811,309	1,211	-	812,520
FHLMC:				-
Adjustable	1,688,083	3,857	(17,519)	1,674,421
Fixed	634,803	6,391	-	641,194
GNMA, adjustable	318,249	-	(5,177)	313,072

	10,409,449	22,539	(132,326)	10,299,662

	$16,775,009	$49,703	$(251,276)	$16,573,436

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities (Continued)

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$4,997,159	$8,561	$(5,208)	$5,000,512
Federal Farm Credit Banks	1,000,000	-	(1,250)	998,750
FHLB notes	6,995,806	14,507	(3,438)	7,006,875
Tax-exempt securities	2,975,899	1,779	(32,699)	2,944,979
Trust preferred securities	1,000,000	-	(87,105)	912,895
	16,968,864	24,847	(129,700)	16,864,011

Mortgage-backed securities:
FNMA:
Adjustable	4,839,144	3,820	(77,401)	4,765,563
Fixed	3,627,557	-	(182,177)	3,445,380
Balloon	893,624	-	(31,111)	862,513
FHLMC:
Adjustable	2,107,149	1,573	(45,246)	2,063,476
Fixed	723,904		(20,618)	703,286
GNMA, adjustable	398,658	271	(4,981)	393,948

	12,590,036	5,664	(361,534)	12,234,166

	$29,558,900	$30,511	$(491,234)	$29,098,177

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities (Continued)

Investment securities held to maturity at March 31, 2008 and September 30, 2007 consisted of the following:

	March 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, Adjustable	$362,905	$3,445	$(1,640)	$364,710
GNMA, Fixed	3,402	260	-	3,662
FNMA, Fixed	1,022,266	-	(2,254)	1,020,012

	$1,388,573	$3,705	$(3,894)	$1,388,384

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, Adjustable	$403,296	$1,842	$(1,737)	$403,401
GNMA, Fixed	3,868	226	-	4,094
FNMA, Fixed	1,071,921	-	(32,381)	1,039,540

	$1,479,085	$2,068	$(34,118)	$1,447,035

No impairment charge was recognized on investment securities during the six months ended March 31, 2008 and 2007.

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

 Note 3 - Loans Receivable

Loans receivable consisted of the following at March 31, 2008 and September 30, 2007:

	At March 31,	At September 30,
	2008	2007
Mortgage Loans:
One-to-four-family	$208,191,193	$184,202,070
Multi-family	1,923,085	2,256,975
Construction or development	50,017,701	58,869,504
Land loans	6,175,496	6,665,093
Commercial real estate	123,349,678	108,500,258
Total Mortgage Loans	389,657,153	360,493,900

Commercial Loans	17,248,207	15,767,291

Consumer Loans:
Home equity line of credit	11,619,874	11,810,610
Second mortgages	92,200,337	78,732,931
Other	1,308,753	1,524,769
Total consumer loans	105,128,964	92,068,310

Total loans	512,034,324	468,329,501

Deferred loan costs, net	2,944,107	2,404,003
Allowance for loan losses	(4,631,645)	(4,541,143)

	$510,346,786	$466,192,361

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods ended:

	Six Months Ended March 31,	Year Ended September 30,
	2008	2007

Balance at beginning of period	$4,541,143	$3,392,607

Provision for loan losses	463,000	1,298,071

Charge-offs	(375,498)	(159,930)
Recoveries	3,000	10,395

Net Charge-offs	(372,498)	(149,535)

Balance at end of period	$4,631,645	$4,541,143

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

Included in loans receivable are nonaccrual loans past due 90 days or more in the amount of $6,156,728 and $2,267,148, at March 31, 2008 and September 30, 2007, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms is $235,639 and $118,018, in the six months ended March 31, 2008 and the year ended September 30, 2007, respectively.

As of March 31, 2008 and September 30, 2007, the Bank had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairments of a Loan” with a total recorded investment of $3,487,949 and $3,500,282, respectively.  The allowance for loan losses related to these loans as of March 31, 2008 and September 30, 2007 was $871,987 and $875,071, respectively.  The average recorded investment in impaired loans for the six months ended March 31, 2008 and the year ended September 30, 2007 was $3,488,981 and $4,791,557, respectively.  The Bank recognizes income on impaired loans on a cash basis when the loan is current and the collateral is sufficient to cover the outstanding obligation to the Bank.  During the six months ended March 31, 2008 and the year ended September 30, 2007, cash collected and recognized as interest income on impaired loans was $21,850 and $46,748, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of March 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2008, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

			For Capital Adequacy		To be Well Capitalized under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2008:
Tangible Capital (to tangible assets)	$45,258,787	7.98%	$8,506,212	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	45,258,787	7.98%	22,683,233	4.00%	28,354,041	5.00%
Tier 1 Capital (to risk-weighted assets)	45,258,787	10.03%	18,048,117	4.00%	27,072,176	6.00%
Total risk-based Capital (to risk-weighted assets)	49,018,444	10.86%	36,096,235	8.00%	45,120,293	10.00%

Malvern Federal Savings Bank and Subsidiary

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Reorganization to Mutual Holding Company

On November 20, 2007, the Board of Directors approved a plan of reorganization by which the Bank will reorganize from its current status as a mutual savings bank to a mutual holding company structure. The Board of Directors also adopted a plan of stock issuance.  Pursuant to the plan of reorganization and plan of stock issuance, the Bank will become a wholly owned stock-form subsidiary of Malvern Federal Bancorp, Inc., a to-be-formed Federal corporation.  Upon completion of the reorganization, at least a majority of the to-be outstanding shares of common stock of Malvern Federal Bancorp, Inc. will be issued to Malvern Federal Mutual Holding Company.  Consummation of the reorganization is subject to regulatory approval and approval by the Bank’s members.  Pursuant to the plan of stock issuance, a minority interest in the to-be outstanding shares of Malvern Federal Bancorp, Inc. common stock is being offered for sale for cash in a subscription offering to the Bank’s members and, if necessary, a community offering or syndicated community offering and an amount equal to 2% of the to-be issued shares will be contributed to the Malvern Federal Charitable Foundation.

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

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  Approximately $722,300 of costs have been incurred at March 31, 2008. If the stock offering is unsuccessful these costs will be expensed.

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

Comparison of Financial Condition at March 31, 2008 and September 30, 2007

Our total assets amounted to $566.9 million at March 31, 2008 compared to $551.9 million at September 30, 2007.  Our net loans receivable increased by $44.1 million, or 9.46%, to $510.3 million at March 31, 2008 compared to $466.2 million at September 30, 2007.  We continued to see moderately strong demand for new loan originations in the first six months of fiscal 2008.  The decrease in investment securities during the first six months of fiscal 2008 was due to normal amortization and re-payments, $11.6 million in maturities and the fact that we only purchased $1.0 million in additional securities during the period.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loan demand and deposit outflows.

Our total deposits amounted to $432.0 million at March 31, 2008, a $1.4 million, or 0.35%, decrease from total deposits at September 30, 2007.  The reason for the change in deposits was due primarily to maturities of certificates of deposit which were not renewed with the Bank.   Borrowings from the Federal Home Loan Bank of Pittsburgh (the "FHLB") amounted to $76.5 million at March 31, 2008 compared to $71.4 million at September 30, 2007.  During the six month period we utilized certain cash received upon repayments of investment securities to reduce our short-term FHLB borrowings by $8.0 million, however, this was offset by a $13.1 million increase in FHLB advances.  We use borrowings from the FHLB as an additional source of funds to support our loan growth.  Our equity at March 31, 2008 amounted to $45.1 million, a $1.1 million increase compared to total equity of $44.0 million at September 30, 2007.  The increase in equity was due primarily to net income in the first six months of fiscal 2008.  Our ratio of equity to assets was 7.96% at March 31, 2008.

At March 31, 2008 our total non-performing assets amounted to $6.3 million, or 1.1% of total assets, compared to $6.7 million in non-performing assets at December 31, 2007, constituting 1.2% of total assets at such date, and $2.6 million, or 0.47% of total assets, at September 30, 2007.  The $3.7 million increase in non-performing assets during the first six months of fiscal 2008 was due primarily to one $3.5 million mixed-use commercial real estate loan becoming non-accrual/non-performing during the first quarter of fiscal 2008.  At September 30, 2007, this loan was more than 60 days but less than 90 days delinquent.  Management classified this loan as “substandard” and impaired in September 2007 and received an updated appraisal on the property securing the loan. Based on the appraisal report, we increased our allowance for loan losses by $852,000 during fiscal 2007, reflecting the revised appraised value of the loan and anticipated costs of sale.  We have commenced foreclosure proceedings and anticipate no additional losses with respect to this loan.  We intend to pursue all available remedies to protect our position.  At March 31, 2008, our allowance for loan losses was 73.9% of non-performing loans and 0.90% of total loans.

The table below sets forth the amounts and categories of non-performing assets in the Bank’s loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.

	March 31,	December 31,	September 30,
	2008	2007	2007
	(in thousands)

Non-accruing loans:
One-to-four family	$402	$482	$461
Multi-family	-	-	-
Commercial real estate	4,261	4,273	661
Construction or development	-	-	-
Land loans	-	-	-
Commercial	823	823	780
Home equity lines of credit	168	-	14
Second mortgages	502	829	351
Other	1	3	-
Total non-accruing	6,157	6,410	2,267
Accruing loans delinquent more than 90 days past due	-	-	-
Restructured loans	113	118	121
Total non-performing loans	6,270	6,528	2,388
Real estate owned and other foreclosed assets:
One-to four-family	51	212	227
Other	-	-	-
Total	51	212	227
Total non-performing assets	$6,321	$6,740	$2,615

Ratios:
Non-performing loans as a percent of gross loans	1.22%	1.34%	0.51%

Non-performing assets as a percent of total assets	1.11%	1.24%	0.47%

Comparison of Our Operating Results for the Three and Six Months Ended March 31, 2008 and 2007

General. Our net income was $371,000 for the three months ended March 31, 2008 compared to $520,000 for the three months ended March 31, 2007.  The primary reasons for the $149,000 decrease in net income in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 were an increase in the provision for loan losses of $225,000 and an increase in other expenses of $380,000, which were partially offset by a $105,000 increase in net interest income, a $129,000 increase in other income and a $223,000 reduction in income tax expense.  Like most financial institutions, we continue to experience the effects of interest rate compression on our results of operations.  Our interest rate spread and net interest margin were 2.13% and 2.51%, respectively, for the quarter ended March 31, 2008 compared to 2.16% and 2.56% for the quarter ended March 31, 2007.

For the six months ended March 31, 2008, our net income was $937,000 compared to $1.5 million for the six months ended March 31, 2007.  Again, the primary reasons for the decline in net income during the first six months of fiscal 2008 compared to the first six months of fiscal 2007 were higher provisions for loan losses and increases in other expenses in the fiscal 2008 period.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  Tax-exempt income and yields have not been adjusted to a tax-equivalent basis.  All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended March 31,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable(1)	$502,113	7,890	6.29%	$456,955	7,456	6.53%
Investment securities	19,664	218	4.43%	32,451	327	4.03%
Restricted stock	4,681	53	4.53%	4,154	59	5.68%
Other interest-earning assets	6,102	43	2.82%	13,379	106	3.17%
Total interest-earning assets	532,560	8,204	6.16%	506,939	7,948	6.27%
Non-interest-earning assets	18,980			17,361
Total assets	$551,540			$524,300

Interest-bearing liabilities:
Demand and NOW accounts	33,940	56	0.66%	34,199	58	0.68%
Money market accounts	70,207	618	3.52%	58,010	547	3.77%
Savings accounts	38,951	81	0.83%	41,999	105	1.00%
Time Deposits	264,385	3,067	4.64%	260,732	3,068	4.71%
Total deposits	407,483	3,822	3.75%	394,940	3,778	3.83%
FHLB advances	74,221	1,038	5.59%	63,002	931	5.91%
Total interest-bearing liabilities	481,704	4,860	4.04%	457,942	4,709	4.11%
Non-interest-bearing liabilities	25,697			24,504
Total liabilities	507,401			482,446
Stockholders’ Equity	44,139			41,854
Total liabilities and Stockholders’ Equity	$551,540			$524,300
Net interest-earning assets	$50,856			$48,997
Net interest income; average interest rate spread		$3,344	2.12%		$3,239	2.16%
Net interest margin(2)			2.51%			2.56%
Average interest-earning assets to average interest-bearing liabilities			110.56%			110.70%

(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable(1)	$492,163	$15,670	6.37%	$458,169	15,127	6.60%
Investment securities	23,648	526	4.44%	31,374	608	3.88%
Restricted stock	4,562	118	5.17%	4,236	141	6.66%
Other interest-earning assets	6,573	114	3.47%	9,859	149	3.02%
Total interest-earning assets	526,946	16,428	6.24%	503,638	16,025	6.36%
Non-interest-earning assets	18,566			16,758
Total assets	$545,512			$520,396

Interest-bearing liabilities:
Demand and NOW accounts	34,417	123	0.71%	33,144	107	0.65%
Money market accounts	68,378	1,258	3.68%	54,411	1,014	3.73%
Savings accounts	38,596	172	0.89%	42,692	215	1.01%
Time Deposits	265,648	6,281	4.73%	260,747	6,079	4.66%
Total deposits	407,039	7,834	3.85%	390,994	7,415	3.79%
FHLB advances	69,963	2,040	5.83%	63,765	1,917	6.01%
Total interest-bearing liabilities	477,002	9,874	4.14%	454,759	9,332	4.10%
Non-interest-bearing liabilities	24,329			24,082
Total liabilities	501,331			478,841
Stockholders’ Equity	44,181			41,555
Total liabilities and Stockholders’ Equity	$545,512			$520,396
Net interest-earning assets	$49,944			$48,879
Net interest income; average interest rate spread		$6,554	2.10%		$6,693	2.26%
Net interest margin(2)			2.49%			2.66%
Average interest-earning assets to average interest-bearing liabilities			110.47%			110.75%

(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the indicated periods. It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 31,
	2008 vs. 2007
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,947	$(2,513)	$434
Investment securities	(515)	406	(109)
Restricted stock	30	(36)	(6)
Other interest-earning assets	(231)	168	(63)
Deposits in other banks	-
Total interest-earning assets	$2,231	$(1,975)	$256

Interest-bearing liabilities:
Demand and NOW accounts	$(2)	$(0)	$(2)
Money market accounts	460	(389)	71
Savings accounts	(30)	6	(24)
Time	172	(173)	(1)
Total deposits	600	(556)	44
Borrowed funds	663	(556)	107
Total interest-bearing liabilities	$1,263	$(1,112)	$151

Net interest income	$968	$(863)	$105

	Six Months Ended March 31,
	2008 vs. 2007
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,245	$(1,702)	$543
Investment securities	(299)	217	(82)
Restricted stock	22	(45)	(23)
Other interest-earning assets	(99)	64	(35)
Deposits in other banks	-	-	-
Total interest-earning assets	$1,869	$(1,466)	$403

Interest-bearing liabilities:
Demand and NOW accounts	$8	$8	$16
Money market accounts	521	(277)	244
Savings accounts	(41)	(2)	(43)
Time	229	(27)	202
Total deposits	717	(298)	419
Borrowed funds	373	(250)	123
Total interest-bearing liabilities	$1,090	$(548)	$542

Net interest income	$779	$(918)	$(139)

Interest Income.  Our total interest and dividend income was $8.2 million for the three months ended March 31, 2008 compared to $7.9 million for the three months ended March 31, 2007.  The increase in interest and dividend income was due primarily to a $434,000 increase in interest earned on loans which was partially offset by a $176,000 decrease in interest earned on other interest-earning assets.  The increase in interest income earned on loans in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was due to a $45.2 million, or 9.9%, increase in the average balance of our loan portfolio, which more than offset a 24 basis point decline in the average yield earned on our loans receivable.  Interest earned on investment securities declined by an aggregate of $110,000, or 33.7%, in the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. The average balance of our investment securities declined by $12.8 million, or 39.4%, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007, reflecting in part, the relatively strong demand for new loan originations in the fiscal 2008 period.

For the six-month period ended March 31, 2008, our total interest and dividend income was $16.4 million compared to $16.0 million for the six-months ended March 31, 2007, an increase of $402,000, or 2.5%.  Again, during the first six months of fiscal 2008, the primary reason for the increase in interest income was higher interest earned on our loan portfolio in the fiscal 2008 period.  Interest earned on loans increased by $543,000 in the six months ended March 31, 2008 compared to the six months ended March 31, 2007 due primarily to a $34.0 million, or 7.4%, increase in the average balance of the loan portfolio in the fiscal 2008 period.  The average yield on our total interest-earning assets was 6.16% for the three months ended March 31, 2008 compared to 6.27% for the three months ended March 31, 2007.

Interest Expense.  Our total interest expense was $4.9 million for the three months ended March 31, 2008 compared to $4.7 million for the three months ended March 31, 2007.  The $151,000 increase in the fiscal 2008 period was due to a $74,000 increase in expense on FHLB advances, and a $44,000 increase in interest expense on deposits and a $32,000 increase in expense on short-term FHLB advances.  The increase in interest expense on FHLB advances and short-term borrowings primarily reflects an increase of the average balances of such liabilities in the fiscal 2008 period, reflecting our increased use of borrowings as a source of funds for new loan originations.  The increase in our deposit expense in the fiscal 2008 period primarily reflects a $12.2 million, or 21.0%, increase in the average balance of our money market accounts, due in part to certain promotional efforts we commenced in mid-2007 to attract additional money market accounts. The average rate paid on our total interest-bearing liabilities was 4.04% for the three months ended March 31, 2008 compared to 4.11% for the three months ended March 31, 2007.

For the six-month period ended March 31, 2008, our total interest expense was $9.9 million, a $541,000, or 5.8%, increase over total interest expense of $9.3 million for the six months ended March 31, 2007.  The primary reason for the increase in interest expense in the six-month period was a $418,000 increase in interest expense on deposit accounts due primarily to increases in the average balances of money market accounts and, to a lesser extent, certificates of deposit.

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

Our provision for loan losses was $335,000 for the quarter ended March 31, 2008 compared to $110,000 for the quarter ended March 31, 2007.  We had approximately $357,000 of net charge-offs to the allowance for loan losses in the quarter ended March 31, 2008 compared to $82,000 of net charge-offs for the quarter ended March 31, 2007.  During the quarter ended March 31, 2008, we charged-off two single-family residential mortgage loans with an aggregate carrying value of $130,000, one second mortgage loans with an aggregate carrying value of $217,000 and three other loans with an aggregate carrying value of $12,000.  While we have no sub-prime mortgage loans in our portfolio, the charge-offs during the quarter ended March 31, 2008 reflect, in part, the softening of the economy.

For the six months ended March 31, 2008, our provision for loan losses amounted to $463,000 compared to $168,000 for the six months ended March 31, 2007.  Net charge-offs amounted to $372,000 for the six-months ended March 31, 2008 compared to $91,000 for the six months ended March 31, 2007.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the six months ended March 31,		For the year ended September 30,
	2008	2007	2007
	(in thousands)

Balance at beginning of period	4,541	3,393	3,393

Provision for loan losses	463	168	1,298

Charge-offs:

Mortgage:
One-to-four family	144	85	-

Consumer:
Second mortgages	217	-	135
Other	14	11	25
Total charge-offs	375	96	160

Recoveries:

Mortgage:
One- to four-family	-	1	-
Total recoveries	-	1	-

Consumer:
Second mortgages	2	-	3
Other	1	4	7
Total recoveries	3	5	10

Net charge-offs	372	91	150

Balance at end of period	$4,632	$3,470	$4,541

Ratios:
Ratio of allowance for loan losses to non-performing loans	73.88%	123.09%	69.56%

Other Income.  Our total other, or non-interest, income was $428,000 for the quarter ended March 31, 2008 compared to $299,000 for the quarter ended March 31, 2007.  The $129,000 increase in other income was due primarily to an $82,000 increase in service charges and other fees and a $34,000 increase in earnings on bank owned life insurance ("BOLI").

For the six months ended March 31, 2008, total other income was $917,000, a $150,000 increase over total other income for the six months ended March 31, 2007.  The primary reasons for the increase in other income in the six months ended March 31, 2008 were a $68,000 increase in BOLI earnings, a $43,000 gain on mortgage loans sold in the fiscal 2008 period compared to no such gains in the fiscal 2007 period and a $25,000 increase in service charges and other fees.

Other Expenses.  Our total other, or non-interest, expenses were $2.9 million for the quarter ended March 31, 2008 compared to $2.5 million for the quarter ended March 31, 2007.  The primary reasons for the $380,000 increase in other expenses in the fiscal 2008 period were due to a $88,000 increase in salaries and employee benefits expenses, due primarily to an increase in the number of our employees as well as normal salary adjustments, and a $153,000 increase in other operating expenses, due to increases in personnel agency fees, loan expenses, contributions, and amortization of mortgage servicing rights.

For the six months ended March 31, 2008, our total other expenses were $5.6 million, a $737,000, or 15.0%, increase over total other expenses for the six months ended March 31, 2007.  Again, the primary reasons for the increase in total other expenses in the six-month periods were increases in salaries and benefits expenses and in other operating expenses.

Income Tax Expense.  Our income tax expense was $158,000 for the quarter ended March 31, 2008 compared to $381,000 for the quarter ended March 31, 2007.  The decrease in tax expense for the second quarter in fiscal 2008 was due to the lower taxable income in the fiscal 2008 period.  Our effective tax rate was 29.82% for the quarter ended March 31, 2008 compared to 41.9% for the quarter ended March 31, 2007.  The reason for the decrease of the effective tax rate from 2007 to 2008 is due the Bank’s quarterly accrual of the Pennsylvania Educational Improvement Tax Credit.   For 2007 this tax credit was taken in the fourth quarter due to the Bank’s first time application for a two year commitment submitted in July 2007.

Income tax expense was $436,000 for the first six months of fiscal 2008 compared to $857,000 for the first six months of fiscal 2007.  Again, the primary reason for the difference was the lower amount of pre-tax income in the fiscal 2008 period.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2008, our cash and cash equivalents amounted to $10.8 million.  In addition, at such date our available for sale investment securities amounted to $16.5 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2008, we had certificates of deposit maturing within the next 12 months amounting to $186.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the six months ended March 31, 2008, the average balance of our outstanding FHLB advances was $69.9 million.  At March 31, 2008, we had $76.5 million in outstanding FHLB advances and we had $236.2 million in FHLB advances available to us.  In addition, at March 31, 2008, we had a $50.0 million in line of credit with the FHLB, of which we had nothing outstanding at such date and $50 million was available.

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

The following table summarizes our contractual cash obligations at March 31, 2008.

		Payments Due By Period
		To	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$264,508	$186,306	$63,955	$4,496	$9,751
FHLB advances	76,459	4,877	58,582	-	13,000
Total long-term debt	340,967	191,183	122,537	4,496	22,751
Operating lease obligations	-	-	-	-	-
Total contractual obligations	$340,967	$191,183	$122,537	$4,496	$22,751

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

Item 1A - Risk Factors.

See "Risk Factors" at pages 16-21 in the prospectus included in the Company’s registration statement on Form S-1 (File No. 333-148169) and "Additional Risk Factors" at page 1 of the prospectus supplement, dated April 8, 2008 and filed with the SEC (File No. 333-148169) on April 11, 2008, which are incorporated herein by reference thereto. There have been no material changes from the risk factors previously disclosed in the Company’s prospectus and prospectus supplement.

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

MALVERN FEDERAL BANCORP, INC.

Date: May 9, 2008	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer