Form 10-Q
period 2008-06-30
MALVERN FEDERAL BANCORP INC
filed 2008-08-13
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-34051

Malvern Federal Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

United States	38-3783478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

41 East Lancaster Avenue
Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes                    ☐   No

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
☐ Yes                       ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 13, 2008, 6,152,500 shares of the Registrant’s common stock were issued and outstanding.
____________________

PART I - FINANCIAL INFORMATION

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2008	September 30, 2007

ASSETS
Cash	$6,456,525	$2,365,695
Interest-bearing deposits	4,287,079	16,601,055

Cash and Cash Equivalents	10,743,604	18,966,750
Investment securities available for sale	22,904,060	29,098,177
Investment securities held to maturity (fair value of $2,833,016 and $1,447,035, respectively)	2,906,479	1,479,085
Equity investments	100,000	-
Restricted stock, at cost	5,377,273	4,559,873
Loans held for sale	-	9,258,271
Loans Receivable, net of allowance for loan losses of $4,768,025 and $4,541,143, respectively	541,203,904	466,192,361
Accrued interest receivable	2,178,627	2,415,577
Property and Equipment, net	9,223,785	9,623,326
Deferred income taxes	2,336,080	1,378,378
Bank-owned life insurance	8,047,434	7,787,098
Other Assets	519,979	1,172,931
Total Assets	$605,541,225	$551,931,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Deposits noninterest-bearing	$24,173,493	$18,646,470
Deposits Interest-bearing	414,043,019	414,841,177

Total Deposits	438,216,512	433,487,647
FHLB line of credit	11,000,000	8,000,000
FHLB advances	80,882,302	63,386,902
Advances from borrowers for taxes and insurance	3,626,012	981,812
Accrued interest payable	867,215	1,098,779
Income taxes payable	118,289	69,462
Other liabilities	975,397	868,050
Total Liabilities	535,685,730	507,892,652

Commitments and Contingencies	-	-

Shareholders' Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,152,500 at June 30, 2008; no shares outstanding at September 30, 2007	61,525	-
Additional paid-in-capital	25,924,725	-
Retained earnings	45,196,170	44,321,829
Unallocated ESOP	(996,176)	-
Accumulated other comprehensive loss	(330,746)	(282,654)
Total Shareholders' Equity	69,855,498	44,039,175
Total Liabilities and Shareholders' Equity	$605,541,225	$551,931,827

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	For The Three Months Ended June 30,		For The Nine Months Ended June 30,
	2008	2007	2008	2007

Interest and Dividend Income
Loans, including fees	$8,023,758	$7,713,172	$23,693,454	$22,840,092
Investment securities, taxable	189,623	379,893	665,549	926,996
Investment securities, tax-exempt	21,042	28,968	70,942	89,916
Dividends, restricted stock	63,941	115,971	182,056	257,076
Interest-bearing cash accounts	47,550	96,091	161,462	245,411

Total Interest and Dividend Income	8,345,914	8,334,095	24,773,463	24,359,491

Interest Expense
Deposits	3,495,575	3,911,729	11,329,166	11,327,233
Short-term borrowings	29,154	21,211	106,528	21,211
Long-term borrowings	1,071,214	925,624	3,033,600	2,842,283

Total Interest Expense	4,595,943	4,858,564	14,469,294	14,190,727

Net Interest Income	3,749,971	3,475,531	10,304,169	10,168,764

Provision for Loan Losses	405,506	-	868,506	168,000
Net Interest Income after Provision for Loan Losses	3,344,465	3,475,531	9,435,663	10,000,764

Other Income
Service charges and other fees	321,044	220,660	891,348	765,651
Rental income	62,377	58,853	192,115	183,444
Loss on sale of investments, net	-	-	-	(8,356)
Gain on sale of loans, net	-	-	42,788	-
Earnings on life insurance	85,964	54,308	260,336	160,617

Total Other Income	469,385	333,821	1,386,587	1,101,356

Other Expenses
Salaries and benefits	1,391,584	1,298,818	4,155,456	3,866,795
Occupancy expense	483,306	486,397	1,468,428	1,401,663
Federal deposit insurance premium	11,996	12,349	36,394	36,790
Advertising	195,345	164,811	495,664	393,816
Data Processing	217,484	233,284	700,377	674,513
Professional fees	137,503	79,948	386,802	258,693
Other operating expenses	311,467	267,451	1,140,520	808,892
Charitable contribution to foundation	1,229,270	-	1,229,270	-

Total Other Expenses	3,977,955	2,543,058	9,612,911	7,441,162

Income (loss) before Income Taxes	(164,105)	1,266,294	1,209,339	3,660,958

Income Taxes (benefit)	(101,488)	461,615	334,998	1,319,015

Net income (loss)	$(62,617)	$804,679	$874,341	$2,341,943

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

Nine Months Ended June 30, 2007 and 2008

	Common Stock	Additional Paid- In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated other Comprehensive Income (Loss)	Total Shareholders' Equity
Balance, September 30, 2006	$-	$-	$41,910,239	$-	$(491,190)	$41,419,049

Comprehensive Income:
Net Income			2,341,943		-	2,341,943
Net change in unrealized loss on securities available for sale, net of tax effect					76,641	76,641

Total Comprehensive Income						2,418,584

Balance, June 30, 2007	$-	$-	$44,252,182	$-	$(414,549)	$43,837,633

Balance, September 30, 2007	$-	$-	$44,321,829	$-	$(282,654)	$44,039,175

Comprehensive Income:
Net Income			874,341			874,341
Net change in unrealized loss on securities available for sale, net of tax effect					(48,092)	(48,092)

Total Comprehensive Income						826,249

Proceeds from issuance of common stock, net of offering expenses of $1,700,000	61,525	25,924,725				25,986,250

Purchase of stock for ESOP				(996,176)		(996,176)

Balance, June 30, 2008	$61,525	$25,924,725	$45,196,170	$(996,176)	$(330,746)	$69,855,498

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2008	2007

Cash Flows from Operating Activities
Net income	$874,341	$2,341,943
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	690,650	672,044
Provision for loan losses	868,506	168,000
Deferred income tax benefit	(927,404)	(14,885)
Amortization of premiums and discounts on investments securities, net	186,285	213,370
Amortization of mortgage servicing rights	97,654	92,402
Net (gain) loss on sale of loans and investments	(42,788)	8,356
(Increase) decrease in accrued interest receivable	236,950	(173,041)
Increase (decrease) in accrued interest payable	(231,564)	311,332
Decrease (increase) in other liabilities	107,350	(81,879)
Earnings on bank-owned life insurance	(260,336)	(160,617)
(Increase) decrease in other assets	555,295	(403,358)
Amortization of loan origination fees and costs	(1,038,826)	(250,769)
Increase (decrease) in income tax payable	48,827	(346,756)
Net Cash Provided by Operating Activities	1,164,940	2,376,142

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	190,681	185,156
Investment securities available for sale	14,946,081	(3,432,084)
Purchase of investment securities held to maturity	(1,639,244)	-
Purchase of investment securities available for sale	(8,995,470)	(1,000,000)
Proceeds from sale of loans	9,301,059	-
Loan purchases	(79,359,267)	(16,091,189)
Loan originations and principal collections, net	4,518,044	8,345,184
Purchase of equity investment	(100,000)	-
Net increase in restricted stock	(817,400)	638,701
Purchases of property and equipment	(291,109)	(320,449)
Net Cash Used in Investing Activities	(62,246,625)	(11,674,681)

Cash Flows from Financing Activities
Net increase in deposits	4,728,865	24,531,031
Net increase (decrease) in short-term borrowings	3,000,000	(7,500,000)
Increase of long-term borrowings	17,495,400	-
Repayment of long-term borrowings	-	(733,049)
Increase in advances from borrowers for taxes and insurance	2,644,200	1,857,245
Proceeds from stock issuance, net of conversion costs	25,986,250	-
ESOP shares Purchased	(996,176)	-
Net Cash Provided by Financing Activities	52,858,539	18,155,227

Increase (Decrease) in Cash and Cash Equivalents	(8,223,146)	8,856,688

Cash and Cash Equivalents - Beginning	18,966,750	7,031,640

Cash and Cash Equivalents - Ending	$10,743,604	$15,888,328

Supplemental Cash Flows Information
Interest	$14,700,858	$13,879,395
Income taxes	$1,271,761	$1,737,527

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies

Organization and Basis of Presentation

On May 19, 2008 Malvern Federal Savings Bank (the “Bank”) completed its reorganization to a mid-tier holding company structure and the sale by the mid-tier company, Malvern Federal Bancorp, Inc. (the “Company”) of shares of its common stock.  In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,3383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation.  The offering resulted in approximately $25.9 million in net proceeds.  Financial Statements prior to the reorganization are the financial statements of the Bank.

As a result of the reorganization and offering, Malvern Federal Mutual Holding Company (the “Holding Company”) owns 55% of the Company’s outstanding common stock, the charitable foundation owns 2% and the minority public stockholders own the remaining 43%.  The Holding Company is a federally chartered mutual holding company.  The Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.

The Bank is a community oriented savings bank headquartered in Paoli, Pennsylvania.  The Bank operates a total of seven banking offices located throughout Chester County, Pennsylvania.  The Bank’s primary business consists of attracting deposits from the general public and using those funds, together with borrowed funds, to originate loans to its customers and invest in securities such as United States (“U.S.”) Government and agency securities, mortgage-backed securities and municipal obligations.

The accompanying unaudited consolidated financial statements of Malvern Federal Bancorp, Inc. include the accounts of the Bank and the Company.  The Bank is a wholly owned subsidiary of the Company.  All insignificant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

 The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and, therefore, do not include all information or footnotes necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America.  The statement of financial condition at September 30, 2007, has been derived from audited financial statements but does not include all information and footnotes required by generally accepted accounting principles for complete financial statements.  However, in the opinion of management, all adjustments consisting of normal recurring adjustments or accruals, which are necessary for a fair presentation of the consolidated financial statements, have been included.  The results of operations for the three and nine months ended June 30, 2008 are not necessarily indicative of the results which may be expected for the year ending September 30, 2008 or any other period.  All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods have been included. For comparative purposes, prior years’ consolidated financial statements have been reclassified to conform to report classifications of the current year. The reclassifications had no effect on net income.  The unaudited consolidated financial statements presented herein should be read in conjunction with the audited financial statements of the Bank and the accompanying notes thereto for the year ended September 30, 2007, included in the Company’s registration statement on Form S-1 (the “Registration Statement”) filed with the Securities and Exchange Commission (“SEC”) on December 19, 2007, which was declared effective by the SEC on February 11, 2008 (File No. 333-148169).  Post-Effective Amendment No. 1 to the registration statement, which reflected a revised offering range, was filed with the SEC on April 3, 2008 and declared effective on April 8, 2008.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Principles of Consolidation

The consolidated financial statements contained herein include the accounts of Malvern Federal Bancorp Inc., Malvern Federal Savings Bank and its wholly-owned subsidiary, Strategic Asset Management Group, Inc. (“SAM”).  All material intercompany transactions and balances have been eliminated.

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

Employee Stock Ownership Plan

The Company has established an Employee Stock Ownership Plan (“ESOP”) for the benefit of employees who meet the eligibility requirement as defined in the ESOP.  As of June 30, 2008, 241,178 shares of the Company’s common stock had been committed to be purchased by the ESOP.  As of June 30, 2008, the Bank purchased 90,778 shares of common using proceeds of a loan from the Company for $996,176.  The Bank will make quarterly payments of principal and interest over a term of 18 years at rate of 5% to the Company.  Shares of the Company’s common stock purchased by the ESOP are held in a suspense account until released for allocation to participants.  Shares released will be allocated to each eligible participant based on the ratio of each such participant’s compensation, as defined in the ESOP, to the total compensation of all eligible plan participants.  As the unearned shares are released from suspense, the Company will recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to equity as additional paid-in-capital.

Earnings Per Share

Earnings per share (“EPS”) consists of two separate components, basic ESP and diluted EPS.  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for each period presented.  Diluted EPS will be calculated by dividing net income by the weighted average number of common shares outstanding plus dilutive common stock equivalents (“CSEs”).  At June 30, 2008 there were no common stock equivalents.  Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on May 19, 2008, earnings per share for the period from May 19, 2008 to June 30, 2008 is not considered meaningful and is not shown.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Segment Information

The Company has one reportable segment, “Community Banking.”  All of the Company’s activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the Company supports the others.  For example, lending is dependent upon the ability of the Company to fund itself with deposits and other borrowings and manage interest rate and credit risk.  Accordingly, all significant operating decisions are based upon analysis of the Company as one segment or unit.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income (loss) and related tax effects are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Unrealized holding gains (losses) on available for sale securities	$(337,540)	$(114,871)	$(78,390)	$172,530

Reclassification adjustment for losses included in net income	-	-	-	8,356

Income tax benefit (expense)	130,459	37,558	30,298	(104,245)

Net of Tax Amount	$(207,081)	$(77,313)	$(48,092)	$76,641

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

FASB Statement No. 141(R)

FASB Statement No. 141 (R) “Business Combinations,” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after October 1, 2009.

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

SAB 109

Staff Accounting Bulletin No. 109 (SAB 109), "Written Loan Commitments Recorded at Fair Value Through Earnings," expresses the views of the staff regarding written loan commitments that are accounted for at fair value through earnings under generally accepted accounting principles. To make the staff's views consistent with current authoritative accounting guidance, the SAB revises and rescinds portions of SAB No. 105, "Application of Accounting Principles to Loan Commitments."  Specifically, the SAB revises the SEC staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. The SAB retains the staff's views on incorporating expected net future cash flows related to internally-developed intangible assets in the fair value measurement of a written loan commitment. The staff expects registrants to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted Statement SAB 109 on April 1, 2008, SAB 109 did not have a material impact on its financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

FASB Statement No. 157

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements.  FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements.  The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years.  The Company  is currently evaluating the potential impact, if any, of the adoption of FASB Statement No. 157 on our consolidated financial position, results of operations and cash flows.

FSP 157-2

In December 2007, the FASB issued FASB Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect FSP 157-2 to have a material impact on its financial statements.

FASB Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”.   SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date.  SFAS No. 159 is effective for the Company on October 1, 2008.  The Company is evaluating the impact that the adoption of SFAS No. 159 will have on our consolidated financial position and results of operations.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

EITF 06-10

In March 2007, the FASB ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements” (EITF 06-10).  EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement.  EITF 06-10 is effective for fiscal years beginning after December 15, 2007.  The Company is currently assessing the impact of EITF 06-10 on its consolidated financial position and results of operations.

EITF 06-5

In September 7, 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance” (“EITF 06-5”).  The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.”  The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4.  EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of EITF 06-5 did not have a material effect on the Company’s consolidated statements of financial condition or results of operations.

EITF 06-4

In September 2006, FASB ratified the consensus reached by the EITF in Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”.  EITF 06-4 applies to life insurance arrangements that provide an employee with a specified benefit that is not limited to the employee’s active service period, including certain bank-owned life insurance (“BOLI”) policies.  EITF 06-4 requires an employer to recognize a liability and related compensation costs for future benefits that extend to postretirement periods.   EITF 06-4 is effective for fiscal years beginning after December 31, 2007, with earlier application permitted.  The Company is continuing to evaluate the impact of this consensus, which may require it to recognize an additional liability and compensation expense related to its BOLI policies.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Financial Statement Presentation and Significant Accounting Policies (Continued)

FASB Statement No. 162

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements.  This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is currently evaluating the potential impact the new pronouncement will have on its consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities

Investment securities available for sale at June 30, 2008 and September 30, 2007 consisted of the following:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$998,383	$-	$(5,570)	$992,813
FHLB notes	7,982,115	26,586	(24,639)	7,984,062
Tax-exempt securities	2,320,963	4,783	(3,430)	2,322,316
Trust preferred securities	1,000,000	-	(271,177)	728,823
	12,301,461	31,369	(304,816)	12,028,014

Mortgage-backed securities:
FNMA:
Adjustable	4,645,817	2,255	(64,322)	4,583,750
Fixed	3,110,133	-	(137,273)	2,972,860
Balloon	794,536	-	(10,179)	784,357
FHLMC:
Adjustable	1,653,732	775	(39,810)	1,614,697
Fixed	633,603	-	(12,516)	621,087
GNMA, adjustable	303,891	120	(4,716)	299,295

	11,141,712	3,150	(268,816)	10,876,046

	$23,443,173	$34,519	$(573,632)	$22,904,060

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities (Continued)

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$4,997,159	$8,561	$(5,208)	$5,000,512
Federal Farm Credit Banks	1,000,000	-	(1,250)	998,750
FHLB notes	6,995,806	14,507	(3,438)	7,006,875
Tax-exempt securities	2,975,899	1,779	(32,699)	2,944,979
Trust preferred securities	1,000,000	-	(87,105)	912,895
	16,968,864	24,847	(129,700)	16,864,011

Mortgage-backed securities:
FNMA:
Adjustable	4,839,144	3,820	(77,401)	4,765,563
Fixed	3,627,557	-	(182,177)	3,445,380
Balloon	893,624	-	(31,111)	862,513
FHLMC:				-
Adjustable	2,107,149	1,573	(45,246)	2,063,476
Fixed	723,904		(20,618)	703,286
GNMA, adjustable	398,658	271	(4,981)	393,948

	12,590,036	5,664	(361,534)	12,234,166

	$29,558,900	$30,511	$(491,234)	$29,098,177

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2 - Investment Securities (Continued)

Investment securities held to maturity at June 30, 2008 and September 30, 2007 consisted of the following:

	June 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, Adjustable	$358,958	$2,754	$(1,983)	$359,729
GNMA, Fixed	3,333	246	-	3,579
FNMA, Fixed	2,544,188	-	(74,480)	2,469,708

	$2,906,479	$3,000	$(76,463)	$2,833,016

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, Adjustable	$403,296	$1,842	$(1,737)	$403,401
GNMA, Fixed	3,868	226	-	4,094
FNMA, Fixed	1,071,921	-	(32,381)	1,039,540

	$1,479,085	$2,068	$(34,118)	$1,447,035

No impairment charge was recognized on investment securities during the nine months ended June 30, 2008 and 2007.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3 - Loans Receivable

Loans receivable consisted of the following at June 30, 2008 and September 30, 2007:

	At June 30,	At September 30,
	2008	2007
Mortgage Loans:
One-to-four-family	$230,525,560	$184,202,070
Multi-family	1,914,714	2,256,975
Construction or development	46,487,249	58,869,504
Land loans	4,514,588	6,665,093
Commercial real estate	131,166,496	108,500,258
Total Mortgage Loans	414,608,607	360,493,900

Commercial Loans	15,996,803	15,767,291

Consumer Loans:
Home equity line of credit	12,495,544	11,810,610
Second mortgages	98,085,138	78,732,931
Other	1,343,010	1,524,769
Total consumer loans	111,923,692	92,068,310

Total loans	542,529,102	468,329,501

Deferred loan costs, net	3,442,827	2,404,003
Allowance for loan losses	(4,768,025)	(4,541,143)

	$541,203,904	$466,192,361

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods ended:

	Nine Months Ended June 30,	Year Ended September 30,
	2008	2007

Balance at beginning of period	$4,541,143	$3,392,607

Provision for loan losses	868,506	1,298,071

Charge-offs	(645,524)	(159,930)
Recoveries	3,900	10,395

Net Charge-offs	(641,624)	(149,535)

Balance at end of period	$4,768,025	$4,541,143

The Company’s loan portfolio is comprised primarily of mortgage loans secured by real estate.  A substantial portion of these loans, as well as most other loan types, are to borrowers who live in the vicinity of Chester County, Pennsylvania.  While the Company attempts to limit its exposure to downturns in the real estate market through various underwriting techniques, it remains heavily dependent on the condition of the local economy.

Included in loans receivable are nonaccrual loans past due 90 days or more in the amount of $6.7 million and $2.3 million, at June 30, 2008 and September 30, 2007, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms is $349,000 and $118,000, in the nine months ended June 30, 2008 and the year ended September 30, 2007, respectively.

As of June 30, 2008 and September 30, 2007, the Company had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairments of a Loan” with a total recorded investment of $3.5 million and $3.5 million, respectively.  The allowance for loan losses related to these loans as of June 30, 2008 and September 30, 2007 was $872,000 and $875,000, respectively.  The average recorded investment in impaired loans for the nine months ended June 30, 2008 and the year ended September 30, 2007 was $3.5 million and $4.8 million, respectively.  The Company recognizes income on impaired loans on a cash basis when the loan is current and the collateral is sufficient to cover the outstanding obligation to the Company.  During the nine months ended June 30, 2008 and the year ended September 30, 2007, cash collected and recognized as interest income on impaired loans was $22,000 and $47,000, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

Malvern Federal Bancorp, Inc. and Subsidiaries

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2008, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008

Tangible Capital	$70,186,241	11.58%	$9,088,080	1.50%	$-	N/A

Core Capital	70,186,241	11.58%	24,234,879	4.00%	30,293,599	5.00%

Tier 1 Capital	70,186,241	14.94%	18,786,639	4.00%	28,179,959	6.00%

Risk Based Capital	74,082,278	15.77%	37,573,279	8.00%	46,966,598	10.00%

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007

Tangible Capital	$44,321,829	8.03%	$8,282,178	1.50%	$-	N/A

Core Capital	44,321,829	8.03%	22,085,807	4.00%	27,607,259	5.00%

Tier 1 Capital	44,321,829	10.36%	17,107,318	4.00%	25,660,977	6.00%

Risk Based Capital	79,987,901	11.24%	34,214,636	8.00%	42,768,295	10.00%

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5 – Reorganization to Mutual Holding Company

On November 20, 2007, the Board of Directors approved a plan of reorganization and a plan of stock issuance pursuant to which Malvern Federal Savings Bank reorganized from a mutual savings bank to the mutual holding company structure.  Pursuant to the plan of reorganization and plan of stock issuance, on May 19, 2008, the Bank became a wholly owned stock-form subsidiary of Malvern Federal Bancorp, Inc., a newly formed mid-tier holding company, and 3,383,875 shares, or 55%, of the outstanding common stock of the Company, were issued to Malvern Federal Mutual Holding Company, 2,645,575 shares of common stock of the Company were issued to certain members of the Bank and the general public at $10 per share, and 123,050 shares of common stock were issued to the Malvern Federal Charitable Foundation.

Approximately $1.7 million of costs associated with the stock offering have been incurred at June 30, 2008.

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

General

Malvern Federal Bancorp, Inc. (the “Company”) is a Pennsylvania corporation, which was organized to be the mid-tier holding company for Malvern Federal Savings Bank (the “Bank”), which is a federally-chartered stock-form savings bank.  The Company was organized in connection with the Bank’s reorganization from the mutual savings bank to a mutual holding company structure in May 2008.  Financial Statements prior to the reorganization were the financial statements of the Bank.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Company’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings.  Results of operations are also affected by provisions for loan losses, fee income and other non-interest income and non-interest expense.  Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.  The Bank’s main office is in Paoli, Pennsylvania, with seven banking offices located throughout Chester County, Pennsylvania.  The Bank’s primary business consists of attracting deposits from the general public and using those funds together with borrowings to originate loans and to invest primarily in U.S. Government and agency securities and mortgage-backed securities.

Critical Accounting Policies

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 1 of the notes to our unaudited financial statements included elsewhere herein.  The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at June 30, 2008 and September 30, 2007

Total assets of the Company amounted to $605.5 million at June 30, 2008 compared to $551.9 million at September 30, 2007, an increase of $53.6 million or 9.7%.  Our net loans receivable increased by $75.0 million, or 16.09%, to $541.2 million at June 30, 2008 compared to $466.2 million at September 30, 2007.  We continued to see moderately strong demand for new loan originations in the first nine months of fiscal 2008.  Total investment securities (available for sale and held to maturity) decreased $4.8 million, or 15.6%, from September 30, 2007 to June 30, 2008.  The decrease in investment securities during the first nine months of fiscal 2008 was due to normal amortization and re-payments, $15.1 million in maturities and the fact that we only purchased $10.6 million in additional securities during the period.  Cash and cash equivalents decreased $6.2 million, or 21.3%, from September 30, 2007 to June 30, 2008.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loan demand and deposit outflows.

Our total deposits amounted to $438.2 million at June 30, 2008, a $4.7 million, or 1.09%, increase from total deposits at September 30, 2007.  The change in deposits was due primarily to a $5.5 million increase in non-interest bearing deposits.   The increase was reduced slightly by a $798,000 decrease in interest bearing deposits.  Borrowings from the Federal Home Loan Bank of Pittsburgh (the "FHLB") amounted to $91.9 million at June 30, 2008 compared to $71.4 million at September 30, 2007.  As of June 30, 2008, FHLB lines of credit increased by $3.0 million compared to September 30, 2007 and FHLB advances increased by $17.5 million.   We use FHLB borrowings as an additional source of funds to support our loan growth.  Our shareholders’ equity at June 30, 2008 amounted to $69.9 million, a $25.9 million increase compared to total equity of $44.0 million at September 30, 2007.  The increase in shareholders’ equity was due to the $26.0 million in net proceeds raised in the Company’s recently completed initial stock offering.  The Company issued 2,645,575 shares of common stock representing 43% of total outstanding shares of the Company to subscribers in the stock offering.  Malvern Federal Mutual Holding Company, the Company’s parent mutual holding company, was issued 55% of the outstanding shares, or 3,383,875 shares.  The remaining 2% or 123,050 shares were contributed to the Malvern Federal Charitable Foundation, a charitable foundation organized by the Bank as a part of the reorganization (“Charitable Foundation”).  Retained earnings increased by $874,000 to $45.2 million as a result of net income for the first nine months of the fiscal 2008.  Our ratio of equity to assets was 11.54% at June 30, 2008.

At June 30, 2008, our total non-performing assets amounted to $6.8 million, or 1.1% of total assets, compared to $6.3 million in non-performing assets at March 31, 2008, constituting 1.1% of total assets at such date, and $2.6 million, or 0.47% of total assets, at September 30, 2007.  The $4.2 million increase in non-performing assets during the first nine months of fiscal 2008 was due primarily to a $3.5 million mixed-use commercial real estate loan becoming non-accrual/non-performing during the first quarter of fiscal 2008.  At September 30, 2007, this loan was more than 60 days but less than 90 days delinquent.  Management classified this loan as “substandard” and impaired in September 2007 and received an updated appraisal on the property securing the loan. Based on the appraisal report, we increased our allowance for loan losses by $852,000 during fiscal 2007, reflecting the revised appraised value of the loan and anticipated costs of sale.  We have commenced foreclosure proceedings and anticipate no additional losses with respect to this loan.  We intend to pursue all available remedies to protect our position.  At June 30, 2008, our allowance for loan losses was 70.4% of non-performing loans and 0.88% of total loans.

The table below sets forth the amounts and categories of non-performing assets in the Company’s loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful.

	June 30,	March 31,	September 30,
	2008	2008	2007
	(in thousands)

Non-accruing loans:
One-to-four family	$1,076	$402	$461
Multi-family	-	-	-
Commercial real estate	4,261	4,261	661
Construction or development	-	-	-
Land loans	-	-	-
Commercial	581	823	780
Home equity lines of credit	195	168	14
Second mortgages	555	502	351
Other	1	1	-
Total non-accruing	6,669	6,157	2,267
Accruing loans delinquent more than 90 days past due	-	-	-
Restructured loans	109	113	121
Total non-performing loans	6,778	6,270	2,388
Real estate owned and other foreclosed assets:
One-to four-family	-	51	227
Other	-	-	-
Total	-	51	227
Total non-performing assets	$6,778	$6,321	$2,615

Ratios:
Non-performing loans as a percent of gross loans	1.25%	1.22%	0.51%

Non-performing assets as a percent of total assets	1.12%	1.11%	0.47%

Comparison of Our Operating Results for the Three and Nine months Ended June 30, 2008 and 2007

General. Our net loss was $63,000 for the three months ended June 30, 2008 compared to net income of $805,000 for the three months ended June 30, 2007.  The primary reasons for the $868,000 decrease in net income in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 were increases in other expenses of $1.4 million and in the provision for loan losses of $406,000, which were partially offset by a $275,000 increase in net interest income, a $136,000 increase in other income and a $563,000 reduction in income tax expense.  The increase in other expenses was the result of a $1.2 million contribution to the Charitable Foundation, which was created in connection with the Bank’s mutual holding company reorganization.  Like most financial institutions, we continue to experience the effects of interest rate compression on our results of operations.  Our interest rate spread and net interest margin were 2.18% and 2.65%, respectively, for the quarter ended June 30, 2008 compared to 2.30% and 2.71% for the quarter ended June 30, 2007.

For the nine months ended June 30, 2008, our net income was $874,000 compared to $2.3 million for the nine months ended June 30, 2007.  Again, the primary reasons for the decline in net income during the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 were higher provisions for loan losses and increases in other expenses in the fiscal 2008 period primarily related to the contribution to the Foundation.

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

	Three Months Ended June 30,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable(1)	$529,537	8,024	6.06%	$464,903	7,713	6.64%
Investment securities	20,411	211	4.14%	33,600	409	4.87%
Restricted stock	4,932	64	5.19%	4,124	116	11.25%
Other interest-earning assets	11,631	47	1.62%	10,561	96	3.64%
Total interest-earning assets	566,511	8,346	5.89%	513,188	8,334	6.50%
Non-interest-earning assets	19,724			17,927
Total assets	$586,235			$531,115

Interest-bearing liabilities:
Demand and NOW accounts	37,409	87	0.93%	34,740	68	0.78%
Money market accounts	75,235	477	2.54%	64,247	638	3.97%
Savings accounts	39,981	75	0.75%	41,548	105	1.01%
Time deposits	260,879	2,857	4.38%	259,082	3,101	4.79%
Total deposits	413,504	3,496	3.38%	399,617	3,912	3.92%
FHLB advances	82,349	1,100	5.34%	62,867	947	6.03%
Total interest-bearing liabilities	495,853	4,596	3.71%	462,484	4,859	4.20%
Non-interest-bearing liabilities	34,847			26,351
Total liabilities	530,700			488,835
Stockholders’ Equity	55,535			42,280
Total liabilities and stockholders’ equity	$586,235			$531,115
Net interest-earning assets	$70,658			$50,704
Net interest income; average interest rate spread		$3,750	2.18%		$3,475	2.30%
Net interest margin(2)			2.65%			2.71%
Average interest-earning assets to average interest-bearing liabilities			114.25%			110.96%

(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Nine Months Ended June 30,
	(Dollars in thousands)
	2008			2007
	Average Balance	Interest	Average Yield/Rate(1)	Average Balance	Interest	Average Yield/Rate(1)
Interest-earning assets:
Loans receivable(1)	$504,621	$23,694	6.26%	$460,414	22,840	6.61%
Investment securities	22,569	737	4.35%	32,116	1,017	4.22%
Restricted stock	4,685	182	5.18%	4,199	257	8.16%
Other interest-earning assets	8,259	161	2.60%	10,093	246	3.25%
Total interest-earning assets	540,134	24,774	6.12%	506,822	24,360	6.41%
Non-interest-earning assets	18,952			17,147
Total assets	$559,086			$523,969

Interest-bearing liabilities:
Demand and NOW accounts	35,414	210	0.79%	33,676	176	0.70%
Money market accounts	70,664	1,736	3.28%	57,690	1,651	3.82%
Savings accounts	39,058	247	0.84%	42,311	321	1.01%
Time deposits	264,059	9,137	4.61%	260,191	9,179	4.70%
Total deposits	409,195	11,330	3.69%	393,868	11,327	4.70%
FHLB advances	74,091	3,140	5.65%	63,466	2,864	6.02%
Total interest-bearing liabilities	483,286	14,470	3.99%	457,334	14,191	4.14%
Non-interest-bearing liabilities	27,834			24,837
Total liabilities	511,120			482,171
Stockholders’ Equity	47,966			41,798
Total liabilities and stockholders’ equity	$559,086			523,969
Net interest-earning assets	$56,848			$49,488
Net interest income; average interest rate
spread		$10,304	2.13%		$10,169	2.27%
Net interest margin(2)			2.54%			2.68%
Average interest-earning assets to
average interest-bearing liabilities			111.76%			110.82%

	(1) Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
	(2) Equals net interest income divided by average interest-earning assets.

        The following tables present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities for the indicated periods. It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of these tables, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30,
	2008 vs. 2007
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$4,289	$(3,978)	$311
Investment securities	(642)	444	(198)
Restricted stock	91	(143)	(52)
Other interest-earning assets	39	(88)	(49)
Total interest-earning assets	$3,777	$(3,765)	$12

Interest-bearing liabilities:
Demand and NOW accounts	$21	$(2)	$19
Money market accounts	436	(597)	(161)
Savings accounts	(16)	(14)	(30)
Time	86	(330)	(244)
Total deposits	527	(944)	(416)
Borrowed funds	1,174	(1,021)	153
Total interest-bearing liabilities	$1,701	$(1,965)	$(263)

Net interest income	$2,076	$(1,800)	$275

	Nine Months Ended June 30,
	2008 vs. 2007
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,924	$(2,070)	$854
Investment securities	(403)	123	(280)
Restricted stock	40	(115)	(75)
Other interest-earning assets	(60)	(25)	(85)
Total interest-earning assets	$2,501	$(2,087)	$414

Interest-bearing liabilities:
Demand and NOW accounts	$12	$22	$34
Money market accounts	495	(410)	85
Savings accounts	(33)	(41)	(74)
Time	182	(224)	(42)
Total deposits	656	(653)	3
Borrowed funds	639	(363)	276
Total interest-bearing liabilities	$1,295	$(1,016)	$279

Net interest income	$1,206	$(1,071)	$135

Interest Income.  Our total interest and dividend income was $8.3 million for the three months ended June 30, 2008 and 2007.  Interest and dividend income increased slightly, as a result of  a $311,000 increase in interest earned on loans which was partially offset by a $250,000 decrease in interest earned on other investments.  The increase in interest income earned on loans in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was due to a $64.6 million, or 13.9%, increase in the average balance of our loan portfolio. The average balance of our investment securities declined by $13.2 million, or 39.3%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, reflecting in part, the relatively strong demand for new loan originations in the fiscal 2008 period.

For the nine months ended June 30, 2008, our total interest and dividend income was $24.8 million compared to $24.4 million for the nine months ended June 30, 2007, an increase of $414,000, or 1.7%. During the first nine months of fiscal 2008, the primary reason for the increase in interest income was higher interest earned on our loan portfolio in the fiscal 2008 period.  Interest earned on loans increased by $853,000 in the nine months ended June 30, 2008 compared to the nine months ended June 30, 2007 due primarily to a $44.4 million, or 9.6%, increase in the average balance of the loan portfolio.  The average yield on our total interest-earning assets was 5.89% for the three months ended June 30, 2008 compared to 6.50% for the three months ended June 30, 2007.   The average yield on our total interest-earning assets was 6.12% for the nine months ended June 30, 2008 compared to 6.41% for the nine months ended June 30, 2007.

Interest Expense.  Our total interest expense was $4.6 million for the three months ended June 30, 2008 compared to $4.9 million for the three months ended June 30, 2007.  The $262,000 decrease in the fiscal 2008 period was due to $416,000 decrease in interest expense on deposits , which was partially offset by an $8,000 increase in expense on short-term FHLB advances, and a $146,000 increase in expenses on FHLB advances.  The increases in interest expense on FHLB advances and short-term borrowings primarily reflect an increase of the average balances of such liabilities in the fiscal 2008 period, reflecting our increased use of borrowings as a source of funds for new loan originations.  The decrease in our deposit expense in the fiscal 2008 period was primarily due to the rates decreasing from 3.97% in June 30, 2007 to 2.54% on June 30, 2008 in our money market accounts. The average rate paid on our total interest-bearing liabilities was 3.71% for the three months ended June 30, 2008 compared to 4.20% for the three months ended June 30, 2007.

For the nine months ended June 30, 2008, our total interest expense was $14.5 million, a $278,000, or 2.0%, increase over total interest expense of $14.2 million for the nine months ended June 30, 2007.  The increase in interest expense in the nine month period was due to an $85,000 increase in interest expense on short-term borrowings as a result of increases in the outstanding salaries/rates and $191,000 increase in interest expense on long-term borrowings as a result of increases in the outstanding salaries/rates.  For the nine months ended June 30, 2008 the average rate on deposits was 3.69% compared to 4.70% for the nine months ended June 30, 2007.

Provision for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation.  This policy is significantly affected by our judgment and uncertainties and there is likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions.  Our activity in the provision for loan losses is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

The provision for loan losses was $406,000 for the three months ended June 30, 2008 compared to no provision for the three months ended June 30, 2007.  The Company had approximately $270,000 of net charge-offs to the allowance for loan losses for the three months ended June 30, 2008 compared to $61,000 of net charge-offs for the three months ended June 30, 2007.  During the three months ended June 30, 2008 our charge-offs included three commercial real estate loans with an aggregate carrying value of $94,000 and two residential second mortgages with an aggregate balances of $176,000.  While we have no sub-prime mortgage loans in our portfolio, the charge-offs during the three months ended June 30, 2008, reflect, in part, the softening of the economy.

For the nine months ended June 30, 2008, our provision for loan losses amounted to $869,000 compared to $168,000 for the nine months ended June 30, 2007.  Net charge-offs amounted to $642,000 for the nine months ended June 30, 2008 compared to $150,000 for the nine months ended June 30, 2007.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the nine months ended June 30,		For the year ended September 30,
	2008	2007	2007
	(in thousands)

Balance at beginning of period	$4,541	$3,393	$3,393

Provision for loan losses	869	168	1,298

Charge-offs:

Mortgage loans:
One-to-four family	144	135	-

Commercial loans:
Real estate	90	-	-
Other	4	-	-

Consumer loans:
Second mortgages	393	-	135
Other	15	22	25
Total charge-offs	646	157	160

Recoveries:

Mortgage loans:
One- to four-family	-	2	-
Total recoveries	-	2	-

Consumer loans:
Second mortgages	2	-	3
Other	2	6	7
Total recoveries	4	8	10

Net charge-offs	642	149	150

Balance at end of period	$4,768	$3,412	$4,541

Ratios:
Ratio of allowance for loan losses to non-performing loans	70.35%	290.63%	69.56%

Other Income.  Our total other, or non-interest, income was $469,000 for the three months ended June 30, 2008 compared to $334,000 for the three months ended June 30, 2007.  The $136,000 increase in other income was due primarily to a $100,000 increase in service charges and other fees and a $32,000 increase in earnings on bank owned life insurance ("BOLI").

For the nine months ended June 30, 2008, total other income was $1.4 million, a $285,000 increase over total other income for the nine months ended June 30, 2007.  The primary reasons for the increase in other income in the nine months ended June 30, 2008 were a $100,000 increase in BOLI earnings, a $43,000 gain on mortgage loans sold in the fiscal 2008 period compared to no such gains in the fiscal 2007 period and a $126,000 increase in service charges and other fees.

Other Expenses.  Our total other, or non-interest, expenses were $4.0 million for the three months ended June 30, 2008 compared to $2.5 million for the three months ended June 30, 2007.  The primary reasons for the $1.4 million increase in other expenses in the fiscal 2008 period were due to a $93,000 increase in salaries and employee benefits expenses, due primarily to an increase in the number of our employees as well as normal salary adjustments, a $44,000 increase in other operating expenses, due to increases in personnel agency fees, loan expenses, contributions, and amortization of mortgage servicing rights, and $1.2 million increase for the contribution to the Charitable Foundation.

For the nine months ended June 30, 2008, our total other expenses were $9.6 million, a $2.2  million, or 29.2%, increase over total other expenses for the nine months ended June 30, 2007.  Again, the primary reasons for the increase in total other expenses in the nine month periods were increases in salaries and benefits expenses, other operating expenses and the contribution to the Foundation.

Income Tax Benefit/Expense.  Our income tax benefit was $101,000 for the three months ended  June 30, 2008 compared to $462,000 in expense for the three months ended June 30, 2007.  The change in tax expense for the third quarter in fiscal 2008 was due to the Company’s net loss for the three months ended June 30, 2008.  The loss primarily was the result of the non-recurring charge of $1.2 million for the contribution made to the Charitable Foundation.  Our effective tax rate was 61.8% for the three months ended June 30, 2008 compared to 36.5% for the three months ended June 30, 2007.  The reason for the decrease of the effective tax rate from 2007 to 2008 was due the Company’s quarterly accrual of the Pennsylvania Educational Improvement Tax Credit and the donation to the Charitable Foundation.

Income tax expense was $335,000 for the first nine months of fiscal 2008 compared to $1.3 million for the first nine months of fiscal 2007.  Again, the primary reason for the difference was the lower amount of pre-tax income in the fiscal 2008 period.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2008, our cash and cash equivalents amounted to $10.7 million.  In addition, at such date our available for sale investment securities amounted to $22.9 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $164.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the nine months ended June 30, 2008, the average balance of our outstanding FHLB advances was $74.1 million.  At June 30, 2008, we had $80.9 million in outstanding FHLB advances and we had $215.5 million in FHLB advances available to us.  In addition, at June 30, 2008, we had a $50.0 million in line of credit with the FHLB, of which we had $11.0 million outstanding at such date and $39.0 million was available.

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

The following table summarizes our contractual cash obligations at June 30, 2008.

		Payments Due By Period
		To	1-3	3-5	After 5
	Total	1 Year	Years	Years	Years
	(In Thousands)
Certificates of deposit	$259,399	$164,450	$80,766	$9,119	$5,064
FHLB advances	91,882	15,618	58,264	-	18,000
Total long-term debt	351,281	180,068	139,030	9,119	23,064
Operating lease obligations	483	84	168	168	63
Total contractual obligations	$351,764	$180,152	$139,198	$9,287	$23,127

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of the Company presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s prospectus dated February 11, 2008.  There has been no material change in the Company’s asset and liability position since September 30, 2007.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Not applicable.

(b)       The Company’s Registration Statement on Form S-1 (Commission File No. 333-148169) for the initial public offering of the Company’s common stock in connection with the conversion and mutual holding reorganization of Malvern Federal Savings Bank (the “Bank”) to certain members of the Bank and the public (the “offering”) was declared effective on February 11, 2008.  Post-effective Amendment No. 1 to the Form S-1, which revised the range of the common stock in the offering, was declared effective by the Commission on April 8, 2008.

    The offering commenced on February 11, 2008 and on May 19, 2008, a total of 2,645,575 shares of common stock, par value $.01 per share, were sold in the offering at $10 per share. In addition, 3,383,875 shares of common stock were issued to Malvern Federal Mutual Holding Company, the mutual holding company of the Company (the “MHC”), at no cost to the MHC and 123,050 shares were contributed to the Malvern Federal Charitable Foundation.   Stifel, Nicholas & Company, Incorporated served as placement agent in the offering and received total fees and expenses of $425,611.

    The gross proceeds from the offering were $26,455,750 and the net proceeds from the offering were $24,855,750. The Company contributed $17,329,025 of the net proceeds of the offering to the Bank in exchange for the outstanding capital stock of the Bank, $100,000 of the net proceeds were contributed to the MHC, $2,637,760 of the net proceeds were used for the loan to fund the Company’s Employee Stock Ownership Plan, with the reminder of the net proceeds retained by the Company to be used for general corporate purposes.

(c)       The following table sets forth information with respect to purchases made by or on behalf of the Company and any “affiliated purchaser,” as defined in Rule 10b18(a)(3) under the Securities Exchange Act of 1934, of shares of common stock of the Company during the indicated periods.  Repurchases of common stock made during the quarter consisted solely of purchases by the Company’s Employee Stock Ownership Plan (the “ESOP”), an affiliated purchaser.

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of		as Part of Publicly	Yet be Purchased
	Shares	Average Price	Announced Plans	Under the Plan or
Period	Purchased	Paid per Share	or Programs	Programs(1)

April 1 – April 30, 2008	-	-	-	241,178
May 1 –May 31, 2008	32,000	10.97	32,000	209,178
June 1 – June 30, 2008	58,778	10.97	58,778	150,400

Total	90,778	$10.97	90,778	150,400

(1) On May 14, 2008, the Company announced its intention to purchase up to 241,178 shares of common stock of the Company to fund its ESOP.  Purchases of common stock to fund the ESOP are expected to continue until the plan is fully funded.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a)           List of exhibits: (filed herewith unless otherwise noted)

2.1	Plan of Reorganization(1)
2.2	Plan of Stock Issuance(1)
3.1	Charter of Malvern Federal Bancorp, Inc.(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.(1)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc. (1)
10.1	Form of Supplemental Executive Retirement Plan(1)
10.2	Form of First Amendment to Supplemental Executive Retirement Plan Agreement(1)
10.3	Form of Director's Retirement Plan Agreement(1)
10.4	Form of First Amendment to Director's Retirement Plan Agreement(1)
10.5	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Ronald Anderson(2)
10.6	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Dennis Boyle (2)
10.7	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Gerard M. McTear, Jr.(2)
10.8	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and William E. Hughes, Jr..(2)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification
_____________

(1)
Incorporated by reference from the identically numbered exhibit included in the Company’s Registration Statement on Form S-1, filed on December 19, 2007, as amended, and declared effective on February 11, 2008 (File No. 333-148169).

(2)	Incorporated by reference for the Company’s Current Report on Form 8-K filed with the Commission on August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

Date: August 13, 2008	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Date: August 13, 2008	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President
and Chief Financial Officer