Form 10-K
period 2008-09-30
MALVERN FEDERAL BANCORP INC
filed 2008-12-19
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2008

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number: 001-34051

MALVERN FEDERAL BANCORP, INC.
(Exact name of Registrant as specified in its charter)

United States	38-3783478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.                                                                                                     YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                                                                       YES ☐ NO ☒

The aggregate market value of the 2,466,047 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $10.98 for the common stock on May 20, 2008, the first trading day following our initial public offering, as reported by the Nasdaq Stock Market, was approximately $27.1 million. The registrant has provided this information as of May 20, 2008 because it had no stock outstanding as of the last business day of its most recently completed second fiscal quarter. Shares of common stock held by the registrant’s parent, Malvern Federal Mutual Holding Company and its executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of December 16, 2008: 6,152,500

DOCUMENTS INCORPORATED BY REFERENCE

Set forth below are the documents incorporated by reference and the part of the Form 10-K into which the document is incorporated:

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN FEDERAL BANCORP, INC.
2008 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

          This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Federal Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Federal Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Federal Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Federal Bancorp, Inc. will be engaged. Malvern Federal Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

          As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Malvern Federal Bancorp, Inc., a Federal corporation, and the term the “Bank” refers to Malvern Federal Savings Bank, a federally chartered savings bank and wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

PART I

Item 1. Business.

General

          On May 19, 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Company”) to serve as the stock holding company for the Bank. In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share. In addition, the Company issued 3,383,875 shares, or 55% of the outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.

          The Company is a federally chartered corporation which owns all of the issued and outstanding shares of the Bank’s common stock, the only shares of equity securities which the Bank has issued. While the Company is authorized to pursue all activities permitted by applicable laws and regulations for savings and loan holding companies, the Company’s only business activity to date has been holding all of the outstanding common stock of Malvern Federal Savings. Malvern Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank. At the present time, the Company employs only persons who are officers of Malvern Federal Savings to serve as officers of the Company. The Company also may use the Bank’s support staff from time to time. These persons are not separately compensated by Malvern Federal Bancorp.

          Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania. The Bank currently conducts its business from its headquarters and seven additional financial centers.

          The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities. The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans. The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses. Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

          The Bank is an active originator of residential home mortgage loans in our market area. Historically, Malvern Federal Savings was a traditional thrift with an emphasis on originating various resident loan products to hold in its portfolio. Approximately five years ago, we determined to shift the emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans, construction and development loans and consumer loans. We determined to originate greater amounts of commercial real estate loans, construction and development loans and consumer loans because we believed we could compete effectively as a niche lender in our market area for such loans given management’s knowledge of, and its extensive network of contacts in, the small to mid-sized businesses community in southeastern Pennsylvania. In addition, commercial real estate loans, construction and development loans and consumer loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

          Our headquarters is located at 42 East Lancaster Avenue, Paoli, Pennsylvania, and our telephone number is (610) 644-9400. We maintain a website at www.malvernfederal.com and we provide our customers with on-line banking and telephone banking services.

Our Market Area

          We conduct business from our headquarters and seven financial centers located throughout Chester County, Pennsylvania. Our headquarters office is in Paoli, Pennsylvania, approximately 25 miles west of the City of Philadelphia. In addition to Chester County, our lending efforts are focused in neighboring Montgomery County and Delaware County, both of which are also in southeastern Pennsylvania. To a lesser extent, Malvern Federal Savings Bank provides services to other areas in the greater Philadelphia market area.

          Malvern Federal Savings Bank faces significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within Malvern Federal Savings Bank’s market area, we estimate that more than 75 other banks, credit unions and savings institutions are operating. Malvern Federal Savings Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

          General. At September 30, 2008, our net loan portfolio totaled $571.5 million or 89.4% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family” residential real estate loans located in our market area. We have increased our emphasis on originating commercial real estate loans, construction and development loans and consumer loans in recent years. Our consumer loans consist primarily of home equity loans, second mortgage loans and lines of credit.

          The types of loans that we may originate are subject to federal and state law and regulations. Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

          Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Mortgage Loans:
One- to four-family(1)	$248,118	43.3%	$193,460	40.4%	$186,760	40.9%	$202,313	48.6%	$203,491	56.7%
Commercial real estate	138,522	24.2	108,500	22.7	94,132	20.6	80,512	19.3	63,359	17.7
Construction or development	45,451	7.9	58,870	12.4	67,833	14.8	48,488	11.6	22,039	6.2
Multi-family	1,906	0.3	2,257	0.5	2,283	0.5	413	0.1	516	0.1
Land loans	4,530	0.8	6,665	1.4	7,675	1.6	3,125	0.8	3,332	0.9
Total mortgage loans	438,527	76.5	369,752	77.4	358,683	78.4	334,851	80.4	292,737	81.6
Commercial	17,260	3.0	15,767	3.3	16,504	3.6	16,494	4.0	19,743	5.5
Consumer:
Home equity lines of credit	12,393	2.2	11,811	2.5	12,702	2.7	14,132	3.4	15,612	4.4
Second mortgages	103,741	18.1	78,733	16.5	67,742	14.9	49,565	11.9	29,159	8.2
Other	1,304	0.2	1,525	0.3	1,621	0.4	1,262	0.3	1,309	0.3
Total consumer loans	117,438	20.5	92,069	19.3	82,065	18.0	64,959	15.6	46,080	12.9
Total Loans	573,225	100.0%	477,588	100.0%	457,252	100.0%	416,304	100.0%	358,560	100.0%

Deferred loan costs, net	3,816		2,404		1,954		1,602		1,107
Allowance for loan losses	(5,505)		(4,541)		(3,393)		(3,222)		(3,034)
Loans receivable, net	$571,536		$475,451		$455,813		$414,684		$356,633

(1)	Includes $9.3 million of loans held for sale at September 30, 2007.

          The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Mortgage Loans:
One-to four-family(1)	$218,214	38.1%	$163,463	34.2%	$153,632	33.6%	$182,210	43.7%	$193,598	54.0%
Multi-family	—	—	—	—	—	0.0	326	0.1	420	0.1
Commercial real estate	52,406	9.1	35,053	7.4	40,502	8.9	35,578	8.5	34,258	9.4
Construction or development	4,505	0.8	8,626	1.8	7,435	1.6	7,121	1.7	5,289	1.5
Land loans	1,575	0.2	1,591	0.3	1,606	0.3	44	0.1	52	0.1
Total fixed-rate mortgage loans	276,700	48.2	208,733	43.7	203,175	44.4	225,279	54.1	233,617	65.1
Commercial	4,441	0.8	3,847	0.8	4,799	1.1	2,789	0.7	3,221	0.9
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—	—	—	—
Second mortgages	103,741	18.1	78,706	16.5	67,643	14.8	49,562	11.9	29,159	8.1
Other	960	0.2	1,097	0.2	1,159	0.3	844	0.2	933	0.4
Total fixed-rate consumer loans	104,701	18.3	79,803	16.7	68,802	15.1	50,406	12.1	30,092	8.5
Total fixed rate loans	$385,842	67.3	$292,383	61.2	$276,776	60.5	$278,474	66.9	$266,930	74.5
Adjustable-Rate Loans:
Mortgage Loans:
One-to four-family	$29,904	5.2%	$29,998	6.3%	$33,128	7.3%	$20,103	4.8%	$9,894	2.7%
Multi-family	1,906	0.4	2,257	0.5	2,283	0.5	87	0.1	96	0.1
Commercial real estate	86,116	15.0	73,448	15.4	53,629	11.7	44,934	10.8	29,100	8.1
Construction or development	40,946	7.1	50,244	10.5	60,398	13.2	41,367	9.9	16,750	4.7
Land loans	2,955	0.5	5,074	1.1	6,069	1.3	3,081	0.7	3,280	0.9
Total adjustable rate mortgage Loans	161,827	28.2	161,021	33.8	155,507	34.0	109,572	26.3	59,120	16.5
Commercial	12,819	2.2	11,920	2.5	11,705	2.5	13,705	3.3	16,522	4.6
Consumer:
Home equity lines of credit	12,393	2.2	11,811	2.4	12,703	2.7	14,132	3.4	15,612	4.3
Second mortgages	—	—	26	—	99	0.1	4	—	—	—
Other	344	0.1	427	0.1	462	0.2	417	0.1	376	0.1
Total adjustable rate consumer loans	12,737	2.3	12,264	2.5	13,264	3.0	14,553	3.5	15,988	4.4
Total adjustable rate loans	$187,383	32.7%	$185,205	38.8%	$180,476	39.5%	$137,830	33.1%	$91,630	25.5%
Total loans(1)	$573,225	100.0%	$477,588	100.0%	$457,252	100.0%	$416,304	100.0%	$358,560	100.0%

(1)	Includes $9.3 million of fixed-rate, single-family residential loans held for sale at September 30, 2007.

          Loan Maturity. The following table presents the contractual maturity of our loans at September 30, 2008. The table does not include the effect of prepayments or scheduled principals amortization. Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	One-to- Four Family	Multi- family	Commercial Real Estate	Construction or Development	Land Loans	Commercial	Home Equity Lines of Credit	Second Mortgages	Other	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$749	$88	$2,413	$22,714	$1,882	$1,961	$295	$346	$35	$30,483
After one year through two years	846	—	7,282	6,107	1,503	3,142	—	516	98	19,494
After two years through three years	1,901	—	11,241	4,173	—	2,052	—	845	308	20,520
After three years through five years	4,747	—	4,220	83	—	1,344	—	3,122	406	13,922
After five years through ten years	28,707	1,818	12,748	9,325	1,145	2,684	23	13,125	111	69,686
After ten years through fifteen years	39,919	—	86,649	2,247	—	1,966	—	49,963	2	180,746
Beyond fifteen years	171,249	—	13,969	802	—	4,111	12,075	35,824	344	238,374
Total	$248,118	$1,906	$138,522	45,451	$4,530	$17,260	$12,393	$103,741	$1,304	$573,225
Interest rate terms on amounts due after one year:
Fixed rate	$203,967	$—	$36,633	$7	$1,145	$—	$—	$103,395	$693	$345,840
Adjustable rate	43,402	1,818	99,476	22,730	1,503	15,299	12,098	—	576	196,902
Total	$247,369	$1,818	$136,109	$22,737	$2,648	$15,299	$12,098	$103,395	$1,269	$542,742

          Loan Originations, Purchases and Sales. Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. In addition, we rely on a network of approximately eight mortgage brokers with respect to production of new single-family residential mortgage loans and home equity loans and lines of credit. We receive applications from such brokers on standardized documents meeting Freddie Mac and Fannie Mae guidelines and, if we determine to acquire loans from such brokers, they are underwritten and approved pursuant to the policies and procedures of Malvern Federal Savings Bank. Depending upon our arrangements with the particular broker, loans obtained from our broker network are classified either as “purchased,” when the broker provides the loan funds at closing and closes the loan in its name, or as “originated,” when Malvern Federal Savings Bank disburses the loan funds at closing and the documents reflect the Bank as the lender. Single-family residential mortgage loan applications and consumer loan applications are taken at any Malvern Federal Savings Bank branch office. We also accept internet applications submitted to our website. Applications for other loans typically are taken personally by our loan officers or business development officers, although they may be received by a branch office initially and then referred to one of our loan officers or business development officers. All loan applications are processed and underwritten centrally at our main office.

          All of our single-family residential mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae. We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans. Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors. We do not originate, and at September 30, 2008 we had no sub-prime loans in our portfolio.

          In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate or construction or development loans, from other financial institutions in our market area. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. From October 1, 2004 through September 30, 2008, we purchased four loan participation interests from other institutions. At September 30, 2008, the outstanding balance of such participation interests to Malvern Federal Savings was approximately $9.6 million and all were current and performing in accordance with their terms.

          In addition, Malvern Federal Savings Bank also occasionally sells whole loans or participation interests in loans it originates. From October 1, 2004 through September 30, 2008, we sold a participation interest in one construction and development loan in fiscal 2006. We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits. Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $11.1 million at September 30, 2008. At September 30, 2008, our five largest outstanding loans to one borrower and related entities amounted to $10.2 million, $7.4 million, $7.3 million, $7.0 million and $6.3 million, respectively, and all of such loans were performing in accordance with their terms. In addition, in an effort to improve its interest rate risk exposure, the Bank has sold long-term (20 or 30 year term) fixed-rate single family residential mortgage loans to Freddie Mac and Fannie Mae while retaining the loan servicing rights for such loans. We receive a fee for continuing to service such loans when they are sold, and such fees are recorded as non-interest income.

          The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(In Thousands)
Total gross loans at beginning of period	$477,588	$457,252	$416,304

Originations by type:
Mortgage:
One- to four-family	10,066	24,370	22,711
Multi-family	—	—	1,908
Commercial real estate	35,040	39,561	19,556
Construction or development(1)	26,534	35,802	63,553
Land loans	257	116	5,662
Other:
Commercial	10,092	11,751	14,353
Home equity lines of credit	6,940	8,674	12,208
Second mortgages	1,442	10,715	10,453
Other	878	1,022	2,289
Total originations	91,249	132,011	152,693
Principal Repayments:
Mortgage:
One- to four-family	17,508	24,973	25,008
Multi-family	351	26	38
Commercial real estate	6,518	25,193	5,936
Construction or development	39,952	44,765	42,346
Land loans	2,392	1,126	1,113
Other:
Commercial	8,599	12,487	14,343
Home equity lines of credit	6,358	9,565	13,639
Second mortgages	16,194	19,258	18,993
Other	221	780	1, 752
Total principal repayments	98,093	138,173	123,168
Total loan originations and principal repayments	(6,844)	(6,162)	29,525
Purchases:
One- to four-family mortgage loans(2)	71,355	7,303	7,263
Second mortgage loans	39,760	19,533	26,717
Commercial real estate loans	1,500	—	—
Total purchased	112,615	26,836	33,980

Sales:
One- to four-family mortgage loans	9,256	—	20,417
Construction or development	—	—	1,862
Other adjustments, net(3)	(878)	(338)	(278)
Net increase (decrease)	95,637	20,336	40,948
Total gross loans at and of period	$573,225	$477,588	$457,252

(1)	Includes purchases of participation interests in loans.
(2)	Includes purchases of loans from our network of loan brokers.
(3)	Reflects non-cash items related to other real estate owned, recoveries and charge-offs.

          One-to Four-Family Residential Mortgage Lending. One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area. At September 30, 2008, $248.1 million, or 43.3%, of our total loans (including loans held for sale) consisted of single-family residential mortgage loans. While the aggregate amount of our single-family residential mortgage loans has not changed significantly over the past five fiscal years, as a result of our increased emphasis on construction, commercial real estate and consumer loans, our single-family residential real estate loans as a percentage of total loans have decreased from 56.7% at September 30, 2004 to 43.3% at September 30, 2008.

          Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming with guidelines issued by Freddie Mac and Fannie Mae. Applications for one-to four-family residential mortgage loans are taken by our Business Development Officer and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and complete the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer. We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually. However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years. At September 30, 2008, $29.9 million, or 5.2%, of our one- to four-family residential loans consisted of ARM loans. We also offer “balloon” loans which are amortized on a 30 year schedule but become due at the fifth or seventh anniversary, bi-weekly mortgage loans and, until August 2008, for borrowers with credit scores exceeding 700, no income/no asset (“NINA”) loans. Our NINA loans amounted to $4.8 million in the aggregate at September 30, 2008.

          We underwrite one- to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property. We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

          Commercial Real Estate, Multi-family Residential Real Estate and Land Loans. At September 30, 2008, our loans secured by commercial real estate amounted to $138.5 million and constituted 24.2% of our total loans at such date. In addition, at such date we had $4.5 million of loans secured by unimproved real estate and lots (“land loans”) and $1.9 million of loans secured by multi-family (more than four units) residential real estate, constituting 0.8% and 0.3%, respectively, at September 30, 2008.

          Malvern Federal Savings Bank’s commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area. Malvern Federal Savings Bank’s commercial real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. At September 30, 2008, the average commercial real estate loan size was $459,000. The five largest commercial real estate loans outstanding were $6.8 million, $4.8 million, $3.5 million, $3.0 million and $2.2 million at September 30, 2008. With the exception of one loan with an outstanding balance of $3.5 million at September 30, 2008 which was more than 90 days past due and was classified as impaired and substandard, all of such loans were performing in accordance with their terms. During the year ended September 30, 2008, the commercial real estate loan portfolio grew as the result of originations, and the conversion of loans from construction to permanent status, by $30.0 million, or 27.7%. Our commercial real estate loans have grown steadily over each of the past five fiscal years. We have increased our emphasis on originating commercial real estate terms due to the higher average yields they provide and the shorter terms compared in each case to single-family residential mortgage loans. During the year ended September 30, 2008, the average yield on our commercial real estate loans was 6.5% compared to 5.9% for our single-family residential mortgage loans. At September 30, 2008, approximately 20.1% of our commercial real estate loans had remaining terms to maturity of 10 years or less. In addition to their relatively shorter terms to maturity, which reduces some of the interest rate risk in our loan portfolio, commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive. At September 30, 2008, approximately 62.2% of our commercial real estate loans had adjustable interest rates compared to 12.1% of our single-family residential mortgage loans with adjustable rates at such date.

          Although terms for commercial real estate and multi-family loans vary, Malvern Federal Savings Bank’s underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with monthly amortization not greater than 20 years loan and loan-to-value ratios of not more than 85%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan. Prepayment fees are charged on most loans in the event of early repayment. Generally, Malvern Federal Savings Bank obtains personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

          At September 30, 2008, our loan portfolio included $4.5 million of land loans. Two loans, with outstanding balances of $1.5 million and $1.3 million, respectively, at September 30, 2008, comprised 62.3% of our land loans at such date. Both of these loans are to local developers for the purpose of acquiring raw land in Chester County, Pennsylvania, subdividing and improving such land and then selling the developed lots to nationally known homebuilders. Both of such loans have performed in accordance with their terms since their originations in 2005 and 2004, respectively. We had no non-performing or classified land loans at September 30, 2008.

          Loans secured by commercial real estate, unimproved land and multi-family real estate lending involves different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. Malvern Federal Savings Bank attempts to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in its underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. As of September 30, 2008, $4.1 million or 2.9% of Malvern Federal Savings Bank’s commercial real estate mortgage loans were on non-accrual status and an aggregate of $8.6 million of our commercial real estate loans were classified at such date (all of which were classified substandard and none of which were classified doubtful or loss). One loan, with an aggregate balance of $3.5 million at September 30, 2008, which was more than 90 days past due at such date, accounted for most of our classified commercial real estate loans. See “Asset Classification.” As of September 30, 2008, $2.0 million, or 36.9% of Malvern Federal Savings Bank’s allowance for loan losses was allocated to commercial real estate mortgage loans. During the past five fiscal years, our charge-offs of commercial real estate mortgage loans amounted to $167,000 in the aggregate.

          Various aspects of a commercial and multi-family loan and land loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In Malvern Federal Savings Bank’s underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, Malvern Federal Savings Bank imposes a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125%. Malvern Federal Savings Bank also evaluates the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

          Construction or Development Loans. Malvern Federal Savings Bank originates construction loans for residential and, to a lesser extent, commercial uses within its market area. Malvern Federal Savings Bank generally limits construction loans to builders and developers with whom it has an established relationship, or who are otherwise known to officers of the Bank. At September 30, 2008, Malvern Federal Savings Bank had $45.5 million, or 7.9% of total loans, in outstanding construction or development loans. The amount of our outstanding construction or development loans has increased significantly over the past five fiscal years. We have targeted the origination of construction or development loans as a growth area due to the relatively higher yields and shorter terms to maturity compared to long-term, single-family residential mortgage loans. In addition, our construction or development loans typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio. At September 30, 2008, approximately 90.1% of our construction loans had variable rates of interest and 72.6% of such loans had three years or less in their remaining terms to maturity at such date.

          We have concentrated on originating construction loans with several local builders and developers in our market area with whom we have existing relationships. Our construction loans generally have variable rates of interest, a maximum term to maturity of one year (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two unsold homes (one model home and one speculative home) is placed per project.

          Prior to committing to a construction loan, we require that an independent appraiser prepare an appraisal of the property. Each project also is reviewed and inspected at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans and we often establish interest reserves on construction loans to developers, which helps ensure interest payments are received during the construction period.

          We also make construction loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines). We typically make these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and are limited to a loan-to-value ratio of 80% of the appraised value. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released. We limit loans of this type to our market area and to developers with whom we have established relationships. In most cases, we also obtain personal guarantees from the borrowers.

          Our construction or development loans also include loans made to consumers for the construction of their individual homes underwritten on a construction/permanent basis. During the initial or construction phase, these loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed. Upon the earlier of the completion of construction or one year, these loans automatically convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

          Construction and development loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. At September 30, 2008, the amounts outstanding on our five largest construction or development loans were $10.7 million, $6.5 million, $4.6 million, $4.3 million and $2.2 million. The average size of our construction or development loans was approximately $409,000 at September 30, 2008. Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

          In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals. At September 30, 2008, $873,000, or 15.9%, of our allowance for loan losses was attributed to construction or development loans. We have charged off a total of $66,000 in construction or development loans over the past five fiscal years and, at September 30, 2008, we had one non-performing construction loan with an outstanding balance of $1.7 million. This loan was repaid in full in November 2008.

          Commercial Business Loans. At September 30, 2008, we had $17.3 million in commercial business loans (3.0% of gross loans outstanding). Our commercial business loans generally are made to small to mid-sized businesses located in our market area. We originate commercial business loans as these types of loans assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans.

          The commercial business loans which we originate may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are either adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure the loans. Personal guarantees from the business principals are generally obtained as additional collateral. At September 30, 2008, the average balance of our commercial business loans was $151,000.

          Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans. As of September 30, 2008, we had $561,000 of non-accrual commercial business loans. At such date, $335,000 of the allowance for loan losses was allocated to commercial business loans. During the past five fiscal years, we have charged off an aggregate of $31,000 of commercial business loans.

          Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $117.4 million or 20.5% of our total loan portfolio at September 30, 2008. The largest components of our consumer loans are second mortgages, consisting primarily of home equity loans, which amounted to $103.7 million at September 30, 2008, and home equity lines of credit, which amounted to $12.4 million at such date. Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits. Consumer loans are originated primarily through existing and walk-in customers and direct advertising and, with respect to second mortgages and home equity lines of credit, through our broker network.

          Our home equity lines of credit are variable rate loans tied to the prime rate. Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods. Our second mortgages have a maximum term to maturity of 20 years. Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence. However, our security generally consists of a second lien on the property. Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 90% or less. The maximum loan-to-value ratio on our home equity lines of credit is 85%. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate. At September 30, 2008, the unused portion of our home equity lines of credit was $20.8 million.

          Consumer loans generally have higher interest rates and shorter terms than residential loans, however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the year ended September 30, 2008, we charged-off $412,000 of consumer loans.

          Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures. Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our board of directors.

          All loans must be approved by at least two bank officers. Loans in amounts exceeding $400,000 must be approved by the Commercial Loan Committee, whose members include the Chief Lending Officer and two directors of Malvern Federal Savings Bank, and loans in amounts exceeding $600,000 must be approved by the full board of directors of the Bank.

Asset Quality

          General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

          When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are made as soon as five days after the date the payment is due, and late notices are sent approximately 16 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. All loans which are delinquent 30 days or more are reported to the board of directors of Malvern Federal Savings on a monthly basis.

          On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). It is our policy, with certain limited exceptions, to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

          Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold. Real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of real estate owned are charged to operations, as incurred.

          We account for our impaired loans under generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial and construction loans are individually evaluated for impairment. Our impaired loans amounted to $3.5 million at both September 30, 2008 and 2007.

          Asset Classification. Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system. Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

          When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in an amount deemed prudent by management. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

          A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances. The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

          We review and classify assets on a monthly basis and the board of directors is provided with monthly reports on our classified assets. We classify assets in accordance with the management guidelines described above. At September 30, 2008 and 2007, we had $8.6 million and $5.3 million, respectively, in assets classified as “substandard.” We had no assets classified doubtful at September 30, 2008, compared to $483,000 in assets classified doubtful at September 30, 2007. We had no assets classified as loss at either date. We had no assets designated as “special mention” at September 30, 2008 or 2007, respectively.

          At September 30, 2008, our classified loans were comprised primarily of the two relationships described below.

●
A $3.5 million commercial real estate loan secured by a mixed-use (medical offices and residential) building located in Philadelphia, Pennsylvania. In September 2007, management became aware that the cash flows on the property were below our coverage ratios and we ordered a new appraisal. Upon receipt of the new appraisal, we classified the loan as substandard and impaired, increased our allowance for loan losses by $852,000 during fiscal 2007 and contacted the borrowers regarding the status of the loan. As of September 30, 2008, this loan was more than 90 days past due, was on non-accrual status and the Bank has commenced foreclosure proceedings. In December 2008, we acquired the right to take title to the collateral property securing this loan at a sheriff’s sale of the collateral property. This property is expected to be included in real estate owned at December 31, 2008.

●
A commercial real estate and two commercial loans with an aggregate outstanding balance of $1.1 million at September 30, 2008. These loans, which are secured by a restaurant and other property in Malvern, Pennsylvania, equipment and a liquor license, were more than 120 days past due, were on non-accrual status and were classified substandard and impaired at September 30, 2008. We are pursuing foreclosure, with a sheriff’s sale scheduled for early 2009, and do not anticipate losses on these loans.

          Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	At September 30, 2008 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Mortgage:
One- to four-family	7	$2,645	45.6%	4	$1,402	16.3%	11	$4,047	28.0%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	4	1,813	31.3	2	4,050	47.2	6	5,863	40.8
Construction or development	1	350	6.0	2	1,695	19.8	3	2,045	14.2
Land loans	—	—	—	—	—	—	—	—	—
Commercial	1	76	1.3	2	561	6.5	3	637	4.4
Home equity	—	—	—	4	205	2.4	4	205	1.4
Second mortgages	16	904	15.6	15	672	7.8	31	1,576	11.1
Other	5	12	0.2	—	—	—	5	12	0.1
Total	34	$5,800	100.0%	29	$8,585	100.0%	63	$14,385	100.0%

	At September 30, 2007 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category	Number	Amount	Percent of Loan Category
	(Dollars in Thousands)
Mortgage:
One- to four-family	6	$711	12.9%	2	$461	20.4%	8	$1,172	15.1%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	2	3,624	65.8	2	661	29.1	4	4,285	55.1
Construction or development	—	—	—	—	—	—	—	—	—
Land loans	—	—	—	—	—	—	—	—	—
Commercial	1	45	0.8	5	780	34.4	6	825	10.6
Home equity lines of credit	—	—	—	1	14	0.6	1	14	0.2
Second mortgages	14	1,098	20.0	5	351	15.5	19	1,449	18.6
Other	3	26	0.5	—	—	—	3	26	0.4
Total	26	$5,504	100.0%	15	$2,267	100.0%	41	$7,771	100.0%

          Non-Performing Loans and Real Estate Owned. The following table sets forth information regarding our non-performing loans and real estate owned. Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.

          The table below sets forth the amounts and categories of non-performing assets in our loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Our non-performing assets include troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates). Foreclosed assets include real estate owned and other assets acquired in settlement of loans.

	September 30,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accruing loans:
One-to-four-family	$1,402	$461	$686	$777	$714
Multi-family	—	—	—	—	—
Commercial real estate	4,050	661	1,500	156	955
Construction or development	1,695	—	—	—	—
Land loans	—	—	—	—	52
Commercial	561	780	174	559	625
Home equity lines of credit	205	14	—	35	—
Second mortgages	672	351	341	270	291
Other	—	—	24	4	25
Total non-accruing	8,585	2,267	2,725	1,801	2,662
Accruing loans delinquent more than 90 days past due	—	—	—	—	—
Restructured loans	103	121	—	2,202	—
Total non-performing loans	8,688	2,388	2,725	4,003	2,662
Real estate owned and other foreclosed assets:
One- to four-family	230	227	—	—	—
Other	—	—	—	—	—
Total	230	227	—	—	—
Total non-performing assets	$8,918	$2,615	$2,725	$4,003	$2,662
Ratios:
Nonperforming loans as a percent of gross loans	1.52%	0.51%	0.60%	0.96%	0.74%
Nonperforming assets as a percent of total assets	1.39%	0.47%	0.53%	0.82%	0.58%

          For the year ended September 30, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $514,000. The amount that was included in interest income on such loans was $401,000 for the year ended September 30, 2008.

          Of our $8.6 million of non-accrual loans at September 30, 2008, $3.5 million consisted of one commercial real estate loan secured by a mixed-use property in Philadelphia which the Bank has foreclosed on, and $1.1 million consisted of three loans to one borrower secured by a restaurant in Malvern, Pennsylvania on which the Bank has commenced foreclosure proceedings. In addition, our non-accrual loans at September 30, 2008 included one construction loan with an outstanding balance of $1.7 million at such date which was repaid in full in November 2008.

          Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management.

          We made a provision for loan losses of $1.6 million for the fiscal year ended September 30, 2008 compared to $1.3 million in the year ended September 30, 2007. During the fiscal year ended September 30, 2008, our total charge-offs to the allowance for loan losses amounted to $650,000. Approximately $852,000 of our provision for loan losses in fiscal 2007 was attributable to one commercial real estate loan secured by a mixed use building in Philadelphia which loan was classified “substandard” and which was considered impaired at September 30, 2008 and 2007. See “Asset Quality – Asset Classification.”

          We will continue to monitor and modify our allowance for loan losses as conditions dictate. No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

          The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance at beginning of period	$4,541	$3,393	$3,222	$3,034	$3,045
Provision for loan losses	1,609	1,298	451	290	60
Charge-offs:
Mortgage:
One-to-four family	144	—	—	—	4
Multi-family	—	—	—	—	—
Commercial real estate	90	—	44	33	—
Construction or development	—	—	66	—	—
Land loans	—	—	—	—	—
Commercial	4	—	—	3	24
Consumer:
Home equity lines of credit	—	—	—	35	—
Second mortgages	393	135	250	—	10
Other	19	25	26	45	43
Total charge-offs	650	160	386	116	81
Recoveries:
Mortgage:
One- to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Construction or development	—	—	—	—	—
Land loans	—	—	—	—	—
Commercial	—	—	3	—	—
Total recoveries	—	—	3	—	—
Consumer:
Home equity lines of credit	—	—	—	—	—
Second mortgages	2	3	97	—	—
Other	3	7	6	14	10
Total recoveries	5	10	106	14	10
Net charge-offs	645	150	280	102	71
Balance at end of period	$5,505	$4,541	$3,393	$3,222	$3,034
Ratios:
Ratio of allowance for loan losses to non-performing loans	63.36%	190.16%	124.51%	80.49%	113.97%
Ratio of net charge-offs to average loans outstanding	0.12%	0.03%	0.06%	0.03%	0.02%
Ratio of net charge-offs to total allowance for loan losses	11.72%	3.30%	8.25%	3.17%	2.34%

          The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2008			2007			2006			2005			2004
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)
Mortgage:
One-to four-family	$827	15.0%	43.3%	$535	12.2%	40.4%	$568	16.7%	40.9%	$620	19.2%	48.6%	$616	20.3%	56.7%
Commercial real estate	2,032	36.9	24.2	1,809	39.8	22.7	753	22.2	20.6	774	24.0	19.3	742	24.5	17.7
Construction or development	873	15.9	7.9	673	14.8	12.4	946	28.0	14.8	806	25.0	11.6	437	14.4	6.2
Multi-family	10	0.2	0.3	11	0.2	0.5	11	0.3	0.5	2	0.1	0.1	3	0.1	0.1
Land loans	79	1.4	0.8	117	2.6	1.4	134	3.9	1.6	55	1.7	0.8	73	2.4	0.9
Commercial	335	6.1	3.0	385	8.5	3.3	313	9.2	3.6	290	9.0	4.0	333	11.0	5.5
Consumer:
Home equity lines of credit	122	2.2	2.2	91	2.0	2.5	95	2.8	2.7	111	3.4	3.4	117	3.9	4.4
Second mortgages	1,131	20.6	18.1	734	16.2	16.5	388	11.4	14.9	287	8.9	11.9	188	6.2	8.2
Other	26	0.5	0.2	30	0.7	0.3	36	1.1	0.4	25	0.9	0.3	30	0.9	0.3
Total allocated	5,435	98.8		4,403	97.0		3,244	95.6		2,970	92.2		2,539	83.7
Unallocated	70	1.2		138	3.0		149	4.4		252	7.8		495	16.3
Balance at end of period	$5,505	100.0%		$4,541	100.0%		$3,393	100.0%		$3,222	100.0%		$3,034	100.0%

          The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Investment Activities

          General. We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors. The Board’s ALCO Committee monitors our investment activity and ensures that the Bank’s investments are consistent with the Investment Policy. The board of directors of Malvern Federal Savings reviews all investment activity on a monthly basis.

          Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

          At September 30, 2008, our investment and mortgage-backed securities amounted to $24.8 million in the aggregate or 3.9% of total assets at such date. Our securities portfolio is comprised of mortgage-backed securities, which amounted to $13.8 million or 55.2% of the securities portfolio at September 30, 2008, and U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities. Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years). At September 30, 2008, $6.4 million of our investment securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 4.1 years at such date.

          At September 30, 2008, we had an aggregate of $544,000 in gross unrealized losses on our investment securities portfolio. Such unrealized losses reflect a decline in fair value of securities as a result of changes in market rates of interest. Because the decline in market value is not attributable to credit quality and because we have the ability and intent to hold these investments until a recovery of fair value occurs, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired.

          Pursuant to SFAS No. 115, our securities are classified as available for sale, held to maturity, or trading, at the time of acquisition. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held to maturity securities are accounted for based upon the historical cost of the security. Available for sale securities can be sold at any time based upon needs or market conditions. Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. At September 30, 2008, we had $22.0 million of securities classified as available for sale, $2.9 million of securities classified as held to maturity and no securities classified as trading account.

          We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

          Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac. At such date, all of our mortgage-backed securities were issued by the GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.

          Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

          Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration, or guaranteed by the Veterans Administration. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government, but because Freddie Mac and Fannie Mae are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. In September 2008, the Federal Housing Finance Agency was appointed as conservator of Fannie Mae and Freddie Mac. The U.S. Department of the Treasury agreed to provide capital as needed to ensure that Fannie Mae and Freddie Mac continue to provide liquidity to the housing and mortgage markets.

          In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

          At September 30, 2008, the Company’s unrealized loss on trust preferred securities was $248,000, compared to $87,000 at September 30, 2007. Management believes that the increased loss on such securities in fiscal 2008 was due primarily to changes in broad market interest rates and the recent turmoil in the financial markets.

          Investment Securities Portfolio, Maturities and Yields. The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2008. Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

          The composition and maturities of the investment securities portfolio are indicated in the following table.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Available for Sale Securities:
U.S. Government agencies and obligations	$4,989	2.07%	$2,993	1.19%	$—	—%	$—	—%	$7,982	$7,983	1.68%
State and municipal obligations	710	3.04	1,228	3.55	379	3.55	5	6.81	2,322	2,312	3.46
Mortgage-backed securities	—	—	2,298	5.95	1,228	2.56	7,591	4.39	11,117	10,922	4.61
Asset-backed securities	1,000	4.43	—	—	—	—	—	—	1,000	752	4.43
Total AFS	6,699	2.79	6,519	3.85	1,607	2.89	7, 596	4.40	22,421	21,969	3.80
Held to Maturity Securities:
Mortgage-backed securities	—	—	—	—	55	6.27	2,815	6.01	2,870	2,830	6.01
Total HTM	—	—	—	—	55	6.27	2,815	6.01	2,870	2,830	6.01
Total debt securities	$6,699	2.79%	$6,519	3.85%	$1,662	3.06%	$10,411	4.67%	$25,291	$24,799	3.99%

          The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	At September 30,
	2008		2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)

Securities available for sale:
U.S. Government agencies	$6,984	$6,979	$7,996	$8,005	$7,000	$6,888
U.S. Government obligations	999	1,005	4,997	5,000	999	1,002
State and municipal obligations	2,321	2,312	2,976	2,945	3,402	3,367
Mortgage-backed securities:
Government National Mortgage Association	264	259	399	394	595	587
Federal Home Loan Mortgage Association	7,752	7,585	9,360	9,074	11,486	10,997
Federal Home Loan Mortgage Corporation	3,101	3,077	2,831	2,767	3,858	3,738
Asset-backed securities	1,000	752	1,000	913	1,485	1,445
Total available for sale	22,421	21,969	29,559	29,098	28,825	28,024
Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	344	346	407	407	512	512
Federal Home Loan Mortgage Association	2,526	2,484	1,072	1,040	1,221	1,192
Total held to maturity	2,870	2,830	1,479	1,447	1,733	1,704
Total investment securities	$25,291	$24,799	$31,038	$30,545	$30,558	$29,728

Sources of Funds

          General. Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

          Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. At September 30, 2008, 36.5% of the funds deposited with Malvern Federal Savings were in core deposits, which are deposits other than certificates of deposit.

          The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

          Malvern Federal Savings uses traditional means of advertising its deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. In recent years, we have emphasized the origination of core deposits.

          We do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs,” or use brokers to obtain deposits. At September 30, 2008, our jumbo CDs amounted to $96.1 million, of which $51.5 million are scheduled to mature within twelve months. At September 30, 2008, the weighted average remaining maturity of our certificate of deposit accounts was 13.9 months.

	At September 30,
	2008		2007		2006
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in Thousands)

Deposit type:
Savings	$38,093	8.4%	$38,162	8.8%	$44,284	11.0%
Money market	59,953	13.2	73,790	17.0	46,815	11.6
Interest bearing demand	48,840	10.8	34,649	8.0	31,263	7.8
Non-interest bearing demand	18,470	4.1	18,647	4.3	21,025	5.2
Total core deposits	165,356	36.5	165,248	38.1	143,387	35.6
Time deposits with original maturities of:
Three months or less	41,748	9.2	652	0.2	542	0.1
Over three months to six months	45,761	10.1	6,100	1.4	6,981	1.7
Over six months to twelve months	59,743	13.2	53,853	12.4	30,092	7.5
Over twelve months	140,885	31.0	207,635	47.9	221,076	55.1
Total time deposits	288,137	63.5	268,240	61.9	258,691	64.4
Total deposits	$453,493	100.0%	$433,488	100.0%	$402,078	100.0%

          At September 30, 2008, we had $96.1 million in certificates of deposit and other time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In Thousands)
Three months or less	$13,235
Over three months through six months	14,778
Over six months through 12 months	23,455
Over twelve months	44,592
Total	$96,060

          The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.

	Period to maturity from September 30, 2008
			More Than
		More than	Two Years
	Less than	One Year to	to Three	More than	At September 30,
	One Year	Two Years	Years	Three Years	2008	2007	2006
	(Dollars in Thousands)
Interest Rate Range
1.99% and below	$8,403	$—	$—	$—	$8,403	$—	$—
2.00% to 2.99%	7,471	7,388	463	472	15,794	6,302	9,049
3.00% to 3.99%	62,666	36,766	3,746	3,923	107,101	31,670	76,313
4.00% to 4.99%	46,832	40,467	34,030	8,484	129,813	52,043	85,051
5.00% to 5.99%	21,880	3,552	502	1,092	27,026	176,780	71,669
6.00% and above	—	—	—	—	—	1,445	16,609
Total	$147,252	$88,173	$38,741	$13,971	$288,137	$268,240	$258,691

          The following table sets forth our savings flows during the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)

Opening balance	$433,488	$402,078	$385,045
Deposits	1,535,264	1,161,631	1,004,775
Withdrawals	1,529,157	1,143,863	999,025
Interest credited	13,898	13,642	11,283
Ending balance	$453,493	$433,488	$402,078
Net increase	$20,005	$31,410	$17,033
Percent increase	4.61%	7.81%	4.42%

          Borrowings. We utilize advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At September 30, 2008, we had $105.3 million in outstanding FHLB advances and $232.1 million of additional FHLB advances and other borrowings available. In addition, we have established a $50.0 million line of credit with the FHLB, of which $8.5 million was outstanding at September 30, 2008. All amounts drawn on our FHLB line of credit are considered short-term borrowings. At September 30, 2008, $9.4 million of our FHLB advances were scheduled to mature within one year.

          The following table sets forth the maximum month-end balance and average balance of FHLB long-term advances, and short-term borrowings, consisting solely of our FHLB line of credit, for the periods indicated.

	Year Ended September 30,
	2008	2007	2006
	(In Thousands)
Maximum Balance:
FHLB advances (long-term)	$105,298	$63,387	$63,370
Short-term borrowings	25,000	8,000	7,500
Average Balance:
FHLB advances (long-term)	$84,343	$63,379	$60,185
Short-term borrowings	8,250	7,750	6,000

          At September 30, 2008, $9.4 million of our FHLB advances were short-term (maturities of one year or less). Such short-term borrowings had a weighted average interest rate of 5.0% at September 30, 2008. In addition, at September 30, 2008, we had $8.5 million outstanding on our line of credit with the FHLB which is payable on demand.

Subsidiaries

          In addition to the Bank, Malvern Federal Bancorp, Inc. has one subsidiary, Malvern Federal Holdings, Inc., a Delaware corporation organized to hold and manage certain investment securities. The Bank has two subsidiaries, Malvern Federal Investments, Inc., a Delaware corporation organized as an operating subsidiary of the Bank to hold and manage certain investment securities, and Strategic Asset Management Group, Inc. (“SAMG”), a Pennsylvania corporation and insurance brokerage engaged in sales of property and casualty insurance, commercial insurance and life and health insurance.

Employees

          At September 30, 2008, we had 83 full-time and 10 part-time employees. None of such employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

REGULATION

          Set forth below is a brief description of certain laws relating to the regulation of Malvern Federal Bancorp, Malvern Federal Mutual Holding Company and Malvern Federal Savings Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

          Malvern Federal Savings Bank, as a federally chartered savings and loan association, is subject to federal regulation and oversight by the Office of Thrift Supervision extending to all aspects of its operations. Malvern Federal Savings Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation, which insures its deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board. Federally chartered savings institutions are required to file periodic reports with the Office of Thrift Supervision and are subject-to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting shareholders.

          Federal law provides the federal banking regulators, including the Office of Thrift Supervision and Federal Deposit Insurance Corporation, with substantial enforcement powers. The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision. Any change in such regulations, whether by the Federal Deposit Insurance Corporation, Office of Thrift Supervision or Congress, could have a material adverse impact on Malvern Federal Mutual Holding Company, Malvern Federal Bancorp and Malvern Federal Savings Bank and our operations.

Regulation of Malvern Federal Bancorp, Inc. and Malvern Federal Mutual Holding Company

          Holding Company Acquisitions. Malvern Federal Bancorp and Malvern Federal Mutual Holding Company are savings and loan holding companies under the Home Owners’ Loan Act, and are registered with the Office of Thrift Supervision. Federal law generally prohibits a savings and loan holding company, without prior Office of Thrift Supervision approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5.0% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25.0% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the Office of Thrift Supervision.

          The Office of Thrift Supervision may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

          Holding Company Activities. Malvern Federal Bancorp and Malvern Federal Mutual Holding Company operate as unitary savings and loan holding companies. Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Malvern Federal Savings Bank must notify the Office of Thrift Supervision 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

          Waivers of Dividends by Malvern Federal Mutual Holding Company. Office of Thrift Supervision regulations require Malvern Federal Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of any dividends. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution. Malvern Federal Mutual Holding Company has waived the receipt of dividends paid by Malvern Federal Bancorp. Under Office of Thrift Supervision regulations, public shareholders are not diluted because of any dividends waived by Malvern Federal Mutual Holding Company would not be considered in determining an appropriate exchange ratio in the event Malvern Federal Mutual Holding Company converts to stock form.

          Federal Securities Laws. Malvern Federal Bancorp has registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934. Malvern Federal Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. Pursuant to Office of Thrift Supervision regulations and our plan of stock issuance, we have agreed to maintain such registration for a minimum of three years following completion of the reorganization.

          The Sarbanes-Oxley Act. As a public company, Malvern Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the Securities and Exchange Commission includes:

●	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

●	additional corporate governance and responsibility measures, including the requirement that the principal executive officer and principal financial officer certify financial statements;

●
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

●
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

●	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

●	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

●
the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not;

●	a prohibition on insider trading during pension blackout periods;

●	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions; and

●	a range of enhanced penalties for fraud and other violations.

Malvern Federal Savings Bank

          General. As the primary federal regulator of Malvern Federal Savings Bank, the Office of Thrift Supervision has extensive authority over the operations of federally-chartered savings institutions. As part of this authority, Malvern Federal Savings Bank is required to file periodic reports with the Office of Thrift Supervision and is subject to periodic examinations by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the Federal Deposit Insurance Corporation.

          The Office of Thrift Supervision’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the Office of Thrift Supervision.

          Emergency Economic Stabilization Act of 2008. The U.S. Congress adopted, and on October 3, 2008, President George W. Bush signed, the Emergency Economic Stabilization Act of 2008 (“EESA”) which authorizes the United States Department of the Treasury, to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. The purpose of the troubled asset relief program is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. The troubled asset relief program is also expected to include direct purchases or guarantees of troubled assets of financial institutions. The Treasury Department has allocated $250 billion towards a capital purchase program. Under the capital purchase program, the Treasury Department will purchase debt or equity securities from participating institutions. We have elected not to participate in the capital purchase program.

          The Federal Deposit Insurance Corporation increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2009. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions may opt out of these two programs by December 5, 2008. We do not currently expect to opt out of the temporary liquidity guarantee program, however, we do not expect that the assessment surcharge will have a material impact on our results of operations.

          Insurance of Accounts. The deposits of Malvern Federal Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions, after giving the Office of Thrift Supervision an opportunity to take such action.

          Each Federal Deposit Insurance Corporation-insured institution is assigned to one of three capital groups which are based solely on the level of an institution’s capital— “well capitalized,” “adequately capitalized,” and “undercapitalized.” These capital levels are defined in the same manner as under the prompt corrective action system discussed below. There are also three supervisory groups generally based on the institution’s CAMEL composite rating. Based on an institution’s capital and supervisory category, these three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. Assessment rates for insured institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for well-capitalized healthy institutions, such as Malvern Federal Savings Bank, to 43 basis points for undercapitalized institutions with substantial supervisory concern.

          In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The annual assessment rate set for the third quarter of 2008 was 0.0028% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

          The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including Malvern Federal Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of Malvern Federal Savings Bank’s deposit insurance.

          On October 16, 2008, the Federal Deposit Insurance Corporation published a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposes to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings of depository institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including CDARS, increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances, lowering premiums for smaller institutions with very high capital levels, and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

          Regulatory Capital Requirements. Federally insured savings institutions are required to maintain minimum levels of regulatory capital. The Office of Thrift Supervision has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.” The Office of Thrift Supervision also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

          Current Office of Thrift Supervision capital standards require savings institutions to satisfy the following capital requirements:

●	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

●	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets; and

●	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

          Core capital generally consists of common stockholders’ equity (including retained earnings). Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights. Malvern Federal Savings Bank had no intangible assets at September 30, 2007. Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

          In determining compliance with the risk-based capital requirement, a savings institution is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings institution’s core capital. Supplementary capital generally consists of general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets, together with certain other items. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights range from 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government to 100% for loans (other than qualifying residential loans weighted at 80%) and repossessed assets.

          Savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

          At September 30, 2008, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 9.64%, 9.64% and 13.33%, respectively.

          Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the Office of Thrift Supervision or the Federal Deposit Insurance Corporation. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

          Prompt Corrective Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt corrective action regulations.

Capital Category	Total Risk-Based Capital	Tier 1 Risk-Based Capital	Tier 1 Leverage Capital
Well capitalized	10% or more	6% or more	5% or more
Adequately capitalized	8% or more	4% or more	4% or more
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

          In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized).

          An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

          At September 30, 2008, Malvern Federal Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

          The table below sets forth Malvern Federal Savings Bank’s capital position relative to its regulatory capital requirements at September 30, 2008.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$65,923	13.33%	$39,554	8.00%	$49,442	10.00%	$16,481	3.33%
Tier 1 risk-based capital (to risk-weighted assets)	61,291	12.40	19,777	4.00	29,665	6.00	31,626	6.40
Tier 1 leverage capital (to adjusted tangible assets)	61,291	9.64	25,428	4.00	31,785	5.00	29,506	4.64

          Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

          Qualified Thrift Lender Test. All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the Office of Thrift Supervision QTL test.

          Currently, the Office of Thrift Supervision QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

          If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted. In addition, it must discontinue any non-permissible business, although the Office of Thrift Supervision may grant a grace period up to two years for good cause. Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

          Statutory penalty provisions require an institution that fails to remain a QTL to either become a national bank or be prohibited from the following:

●	Making any new investments or engaging in any new activity not allowed for both a national bank and a savings association;

●	Establishing any new branch office unless allowable for a national bank; and

●	Paying dividends unless allowable for a national bank.

Three years from the date a savings association should have become or ceases to be a QTL, by failing to meet either QTL test, the institution must comply with the following restriction:

●	Dispose of any investment or not engage in any activity unless the investment or activity is allowed for both a national bank and a savings association.

          At September 30, 2008, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

          Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the holding company of a savings association (such as Hibernia Homestead Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association. Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus. Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate. The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions. Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

          In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2008, was in compliance with the above restrictions.

          Anti-Money Laundering. On October 26, 2001, in response to the events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the USA PATRIOT Act). The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities. Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime. Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations. Malvern Federal Savings Bank has established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

          Federal Home Loan Bank System. Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At September 30, 2008, Malvern Federal Savings Bank had $105.3 million of Federal Home Loan Bank advances and $8.5 million outstanding on its line of credit with the FHLB.

          As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year. At September 30, 2008, Malvern Federal Savings Bank had $6.9 million in Federal Home Loan Bank stock, which was in compliance with this requirement.

          The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of Federal Home Loan Bank dividends paid in the past and could do so in the future. These contributions also could have an adverse effect on the value of Federal Home Loan Bank stock in the future.

          Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2008, Malvern Federal Savings Bank had met its reserve requirement.

TAXATION

Federal Taxation

          General. Malvern Federal Bancorp, Malvern Federal Mutual Holding Company and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Malvern Federal Savings Bank’s federal and state income tax returns for taxable years through September 30, 2001 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

          Malvern Federal Bancorp will file a consolidated federal income tax return with Malvern Federal Savings Bank. Accordingly, it is anticipated that any cash distributions made by Malvern Federal Bancorp to its shareholders would be treated as cash dividends and not as a non-taxable return of capital to shareholders for federal and state tax purposes.

          Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and file our federal income tax return on a fiscal year basis.

          Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995. Prior to that time, Malvern Federal Savings Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

          Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if Malvern Federal Savings Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should Malvern Federal Savings Bank make certain non-dividend distributions or cease to maintain a bank charter.

          At September 30, 2008, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings Bank for which no federal income tax provisions have been made.

          Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of the regular income tax. Net operating losses, of which Malvern Federal Savings Bank has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Malvern Federal Savings Bank has not been subject to the alternative minimum tax or any such amounts available as credits for carryover.

          Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, Malvern Federal Savings Bank may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At September 30, 2008, Malvern Federal Savings Bank had no net operating loss carry forwards for federal income tax purposes.

          Corporate Dividends-Received Deduction. Malvern Federal Bancorp may exclude from its income 100% of dividends received from Malvern Federal Savings Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

          Pennsylvania Taxation. Malvern Federal Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2008 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

          Malvern Federal Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Malvern Federal Savings Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Malvern Federal Savings Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

          In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our Portfolio of Loans with a Higher Risk of Loss is Increasing

          Our business strategy in recent years has included the increased originations of commercial real estate and construction and development loans. These loans have a higher risk of default and loss than single-family residential mortgage loans. The aggregate amount of our commercial real estate and construction and development loans has increased from $85.4 million, or 23.8% of our total loans, at September 30, 2004 to $184.0 million, or 32.1% of our total loans, at September 30, 2008. Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing.

Higher Interest Rates Would Hurt Our Profitability

          Our ability to earn a profit depends on our net interest income, which is the difference between the interest income we earn on our interest-earning assets, such as mortgage loans and investment securities, and the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings. Our profitability depends on our ability to manage our assets and liabilities during periods of changing interest rates.

          A sustained increase in market interest rates could adversely affect our earnings. A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans. In addition, the market value of our fixed-rate assets would decline if interest rates increase. For example, we estimate that as of September 30, 2008, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $14.4 million or 19%. Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk.”

Changes in Market Rates of Interest Could Adversely Affect Our Equity

          At September 30, 2008, we held approximately $22.0 million in available-for-sale securities, representing 3.4% of our total assets. Generally accepted accounting principles require that these securities be carried at fair value on our statement of financial condition. Unrealized holding gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, net of deferred taxes, is reflected in our equity. Movements in interest rates, either increasing or decreasing, can impact the value of our available-for-sale securities portfolio.

          As of September 30, 2008, our available-for-sale securities portfolio had a net unrealized loss of approximately $452,000. The decrease in the fair value of our available-for-sale securities affects our equity because it causes an increase in accumulated other comprehensive loss, which is a component of total shareholders’ equity.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

          Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs. At September 30, 2008, our allowance for loan losses was equal to 0.96% of our total loans held in portfolio.

The Loss of Senior Management Could Hurt Our Operations

          We rely heavily on our executive officers, Messrs. Anderson, Boyle, Hughes and McTear. The loss of one or more members of senior management could have an adverse effect on us because, as a relatively small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees. In addition, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers.

Strong Competition Within Our Market Area Could Hurt Our Profits and Slow Growth

          We face intense competition in making loans, attracting deposits and hiring and retaining experienced employees. This competition has made it more difficult for us to make new loans and attract deposits. Price competition for loans and deposits sometimes results in us charging lower interest rates on our loans and paying higher interest rates on our deposits, which reduces our net interest income. Competition also makes it more difficult and costly to attract and retain qualified employees. Some of the institutions with which we compete have substantially greater resources and lending limits than we have and may offer services that we do not provide. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our Loans are Concentrated to Borrowers in Our Market Area

          The preponderance of our total loans are to individuals and/or secured by properties located in our market area in Chester County, Pennsylvania and neighboring areas in southeastern Pennsylvania. We have relatively few loans outside of our market. As a result, we have a greater risk of loan defaults and losses in the event of an economic downturn in our market area as adverse economic changes may have a negative effect on the ability of our borrowers to make timely repayment of their loans. Additionally, a decline in local property values could adversely affect the value of property used as collateral. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values to satisfy the debt, our earnings and capital could be adversely affected.

Our Deposit Insurance Premium Could Be Substantially Higher in the Future Which Would have an Adverse Effect on Our Future Earnings

          Under the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The recent failures of a large financial institution and several smaller ones have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio to 1.01% as of June 30, 2008, 18 basis points below the reserve ratio as of March 31, 2008. The Federal Deposit Insurance Corporation expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

          On October 7, 2008, the Federal Deposit Insurance Corporation released a five-year recapitalization plan and a proposal to raise premiums to recapitalize the fund. In order to implement the restoration plan, the Federal Deposit Insurance Corporation proposed to change both its risk-based assessment system and its base assessment rates. Assessment rates would increase by seven basis points across the range of risk weightings. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, increasing premiums for excessive use of secured liabilities, and lowering premiums for smaller institutions with very high capital levels.

The Actions of the U.S. Government for the Purpose of Stabilizing the Financial Markets, or Market Response to those Actions, May Not Achieve the Intended Effect, and our Results of Operations Could Be Adversely Effected

          In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Federal Reserve, determines the purchase of which is necessary to promote financial market stability.

          As part of the EESA, the Treasury Department has developed a Capital Purchase Program to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The Capital Purchase Program was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also establishes a Temporary Liquidity Guarantee Program that gives the Federal Deposit Insurance Corporation the ability to provide a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. We have elected not to participate in the Capital Purchase Program and do not expect to opt out of the Temporary Liquidity Guarantee Program.

          The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of Malvern Federal Savings Bank. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the Troubled Asset Relief Program or the program does not function as intended, our prospects and results of operations could be adversely effected.

Item 1B. Unresolved Staff Comments.

          Not applicable.

Item 2. Properties.

          We currently conduct business from our headquarters and seven full-service financial center offices. The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2008. We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
	(Dollars in Thousands)
Paoli Financial Center and Headquarters	Owned	N/A	$4,050	$168,228
34 East Lancaster Avenue and
42 East Lancaster Avenue
Paoli, PA 19301

Malvern Financial Center	Owned	N/A	63	56,068
100 West King Street
Malvern, PA 19355

Exton Financial Center	Owned	N/A	449	58,125
109 North Pottstown Pike
Exton, PA 19341

Coventry Financial Center	Owned	N/A	448	68,134
1000 Ridge Road
Pottstown, PA 19465

Berwyn Financial Center	Owned	N/A	778	47,662
650 Lancaster Avenue
Berwyn, PA 19313

Lionville Financial Center	Owned	N/A	1,011	33,962
537 West Uwchlan Avenue
Downingtown, PA 19335

Westtown Financial Center	Leased	2015	296	21,314
100 Skiles Boulevard
West Chester, PA 19382

          Recently, we announced plans to open our eighth full-service financial center, which will be located in Concordville, Pennsylvania and is expected to open in the Spring of 2009.

Item 3. Legal Proceedings.

          We are not presently involved in any legal proceedings of a material nature. From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Malvern Federal Savings Bank.

Item 4. Submission of Matters to a Vote of Security Holders.

          Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          (a)          Malvern Federal Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”. The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual holding company reorganization and the initial public offering of the Company’s common stock. The common stock commenced trading on the NASDAQ Stock Market on May 20, 2008. As of the close of business on September 30, 2008, there were 6,152,500 shares of common stock outstanding, held by approximately 600 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

          The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Stock Market and cash dividends declared per share for the periods indicated.

For The Quarter Ended	High	Low	Cash Dividends Declared

June 30, 2008	$11.05	$10.75	$—
September 30, 2008	10.98	10.03	0.04

(b)	Not applicable.

(c)	Not applicable.

Item 6. Selected Financial Data.

          Set forth below is selected financial and other data of Malvern Federal Bancorp, Inc. You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At September 30,
	2008	2007	2006	2005	2004
	(In thousands)
Selected Financial Condition Data:
Total assets	$639,509	$551,932	$517,212	$487,209	$457,894
Loans receivable, net	571,537	466,192	455,813	414,684	356,633
Loans held for sale	—	9,258	—	—	—
Securities held to maturity	2,870	1,479	1,733	2,078	2,717
Securities available for sale	21,969	29,098	28,024	40,142	64,579
FHLB borrowings	113,798	71,387	70,870	61,500	55,390
Deposits	453,493	433,488	402,078	385,045	364,910
Shareholders’ equity	68,835	44,039	41,419	38,254	35,949
Total liabilities	570,673	507,893	475,793	448,955	421,945
Allowance for loan losses	5,505	4,541	3,393	3,222	3,034
Non-performing loans	8,688	2,388	2,725	4,003	2,662
Non-performing assets	8,918	2,615	2,725	4,003	2,662

	Year Ended September 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Selected Operating Data:
Total interest and dividend income	$33,592	$32,769	$30,159	$25,426	$22,629
Total interest expense	19,105	19,235	16,503	13,710	13,184
Net interest income	14,487	13,534	13,656	11,716	9,445
Provision for loan losses	1,609	1,298	451	290	60
Net interest income after provision for loan losses	12,878	12,236	13,205	11,426	9,385
Total other income	1,846	1,453	1,551	1,385	1,019
Total other expenses	12,642	10,154	9,763	9,197	8,094
Income taxes	630	1,123	1,788	1,109	703
Net income	$1,452	$2,412	$3,205	$2,505	$1,607
Earnings per share	$0.05	N/A	N/A	N/A	N/A
Dividends per share	$0.04	N/A	N/A	N/A	N/A

	Year Ended September 30,
	2008	2007	2006	2005	2004

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.25%	0.45%	0.64%	0.53%	0.35%
Return on average equity (ratio of net income to average equity)	2.78	5.76	7.99	6.74	4.53
Interest rate spread(1)	2.18	2.25	2.43	2.25	2.00
Net interest margin(2)	2.61	2.65	2.80	2.55	2.14
Non-interest expenses to average total assets	2.19	1.92	1.94	1.95	1.76
Efficiency ratio(3)	77.40	67.75	64.20	70.20	77.35
Asset Quality Ratios:
Non-performing loans as a percent of gross loans	1.52	0.51	0.60	0.96	0.74
Non-performing assets as a percent of total assets	1.39	0.47	0.53	0.82	0.58
Allowance for loan losses as a percent of gross loans	0.96	0.95	0.74	0.78	0.85
Allowance for loan losses as a percent of non-performing loans	63.36	190.16	124.51	80.49	113.97
Net charge-offs to average loans outstanding	0.12	0.03	0.06	0.03	—
Capital Ratios:
Total risk-based capital to risk weighted assets	13.33	11.24	11.11	11.48	12.79
Tier 1 risk-based capital to risk weighted assets	12.40	10.36	10.34	10.45	11.80
Tangible capital to tangible assets	9.64	8.03	8.10	7.79	7.92
Tier 1 leverage (core) capital to adjustable tangible assets	9.64	8.03	8.10	7.79	7.92
Equity to total assets	10.76	7.98	7.96	7.86	7.86
Other Data:
Number of full service offices	7	7	7	7	6

(1)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(2)	Net interest income divided by average interest earning assets.
(3)	Represents non-interest expense divided by net interest income and total other income.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

          The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization in May 2008. The Company’s results of operations are primarily dependent on the results of the Bank, which is now a wholly owned subsidiary of the Company. The Bank currently operates seven financial center offices in Chester County, which is located in southeastern Pennsylvania approximately 25 miles west of downtown Philadelphia. The Bank’s primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers. At September 30, 2008, we had total assets of $639.5 million, including $571.5 million in net portfolio loans and $24.8 million of investment securities, total deposits of $453.5 million and total shareholders’ equity of $68.8 million. As a result of our mutual holding company reorganization, we received approximately $26.0 million in net proceeds from our initial public offering of the Company’s common stock, which was completed in May 2008. In addition, our contribution of Company common stock to the Malvern Federal Charitable Foundation as part of our reorganization resulted in a $1.2 million pre-tax expense recognized in the fiscal year ended September 30, 2008.

          Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provision for loan losses, fee income and other, non-interest income and non-interest expenses. Our other, or non-interest, expenses principally consist of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we grow and expand our operations. In addition, our other expenses will increase due to the new stock benefit plans that we intend to implement. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Business Strategy

          Our business strategy is focused on operating a growing and profitable community-oriented financial institution. Below are certain of the highlights of our business strategy:

●
Growing and Diversifying Our Loan Portfolio by, among other things, increasing our origination of commercial real estate loans. During the past five fiscal years, we have increased our portfolio of net loans by 60.3% to $571.5 million at September 30, 2008 from $356.6 million at September 30, 2004. We have emphasized increased originations of commercial real estate loans. In addition, we have increased our emphasis on originating construction loans and consumer loans. Commercial real estate, construction and development and consumer loans all typically have higher yields and are more interest sensitive than long-term single family residential mortgage loans. We plan to continue to grow and diversify our loan portfolio, and we intend to continue to grow our holdings of commercial real estate loans and construction and developments loans.

●
Growing our franchise by expanding our financial center network in our market area and contiguous communities. We intend to pursue opportunities to expand our market area by opening additional banking offices, which may include loan production offices, and, possibly, through acquisitions of other financial institutions and banking related businesses (although we have no current plans, understandings or agreements with respect to any specific acquisitions). We expect to focus on contiguous areas to our current locations in Chester County, Pennsylvania as well as adjoining counties in southeastern Pennsylvania. Recently, we announced plans to open our eighth full-service financial service center in Concordville, Pennsylvania in the spring of 2009.

●
Increasing our market share in our current markets. We operate in a competitive market area for banking products and services. In recent fiscal years we have seen a decline in our deposit share in Chester County, which we attribute in large part to the extremely competitive banking environment. In fiscal 2007 and fiscal 2008, we were able to reverse this trend and modestly increased our deposit share in Chester County. We are focused on continuing our efforts to increase market share by increasing the banking products we offer, increasing our business in non-traditional products and services, such as insurance, adding banking locations and increasing our marketing and advertising efforts.

●
Increasing our core deposits. We are attempting to increase our core deposits, which we define as all deposit products other than certificates of deposit, by offering customers additional deposit products as well as incentives to invest in core deposits. At September 30, 2008, our core deposits amounted to $165.4 million, or 36.5% of total deposits, compared to $165.2 million, or 38.1% of total deposits, at September 30, 2007. We have continued our promotional efforts to increase core deposits and expect to add additional deposit products in fiscal 2009 as part of our efforts to increase core deposits.

●
Maintaining High Asset Quality. We continue to maintain exceptional levels of asset quality. At September 30, 2008, our non-performing loans amounted to $8.7 million or 1.5% of total loans. Our total non-performing loans increased by $6.3 million at September 30, 2008 compared to September 30, 2007. However, an aggregate of $4.6 million of this increase was due to two loan relationships that were adversely classified at September 30, 2007, were placed on non-accrual status in fiscal 2008 and now are in foreclosure. In addition, our non-performing construction loans increased by $1.7 million at September 30, 2008 compared to September 30, 2007 due to one loan for the construction of a single-family residence being placed on non-accrual status during fiscal 2008. This non-performing construction loan was repaid in full in November 2008. We attribute our high asset quality to our prudent and conservative underwriting practices, and we intend to maintain high asset quality after the reorganization and offering even as we continue to grow the bank. We have no direct exposure to sub-prime mortgage loans.

●
Continuing to Provide Exceptional Customer Service. As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers. We deliver personalized service to our customers that distinguishes us from the large regional banks operating in our market area. Our management team has strong ties to, and deep roots in, the community. We believe that we know our customers’ banking needs and can respond quickly to address them.

          This Management’s Discussion and Analysis section is intended to assist in understanding the financial condition and results of operations of Malvern Federal Bancorp. The information contained in this section should be read in conjunction with our consolidated financial statements and the accompanying notes to the consolidated financial statements contained in Item 8 of this Annual Report on Form 10-K.

Critical Accounting Policies

          In reviewing and understanding financial information for Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K. The accounting and financial reporting policies of Malvern Federal Bancorp conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

          While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The Office of Thrift Supervision may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

How We Manage Market Risk

          Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from the interest rate risk which is inherent in our lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, our primary risk is credit risk on our loan portfolio. We attempt to manage credit risk through our loan underwriting and oversight policies.

          The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread. We monitor interest rate risk as such risk relates to our operating strategies. We have established an Asset Liability Committee (“ALCO”) Committee, which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and five outside directors, and which is responsible for reviewing our asset/liability and investment policies and interest rate risk position. The ALCO Committee meets on a regular basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

          In recent years, we primarily have utilized the following strategies to manage interest rate risk:

●	we have increased our originations of shorter term loans particularly commercial real estate and construction loans;

●	we have attempted to match fund a portion of our loan portfolio with borrowings having similar expected lives;

●	on occasion, we have sold long-term (30-year) fixed-rate mortgage loans with servicing retained;

●	we have attempted, where possible, to extend the maturities of our deposits and borrowings; and

●	we have invested in securities with relatively short anticipated lives, generally one to three years, and we hold significant amounts of liquid assets.

          Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income. Our one-year cumulative gap was a negative 16.72% at September 30, 2008.

          The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2008, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2008, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for single-family and other mortgage loans are assumed to range from 4.5% to 11.0%. The annual prepayment rate for investment securities is assumed to range from 4.0% to 8.0%. Savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 12.5% and 6.5%, respectively. See “Business of Malvern Federal Savings Bank – Lending Activities,” “– Investment Activities” and “– Sources of Funds.”

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$130,842	$53,649	$179,974	$105,625	$111,951	$577,041
Investment securities and restricted securities	11,255	3,431	10,956	3,078	3,014	31,734
Other interest-earning assets	7,194	—	—	—	—	7,194
Total interest-earning assets	149,291	57,080	185,930	108,703	114,965	615,969
Interest-bearing liabilities:
Demand and NOW accounts	48,841	—	—	—	—	48,841
Money market accounts	59,953	—	—	—	—	59,953
Savings accounts	38,093	—	—	—	—	38,093
Certificate accounts	87,509	59,743	129,913	9,209	4,763	288,137
FHLB advances	13,508	5,669	79,621	15,000	—	113,798
Total interest-bearing liabilities	247,904	65,412	206,534	24,209	4,763	548,822

Interest-earning assets less interest-bearing liabilities	$(98,613)	$(8,332)	$(20,604)	$84,494	$110,202	$67,147

Cumulative interest-rate sensitivity gap(3)	$(98,613)	$(106,945)	$(127,549)	$(43,055)	$67,147

Cumulative interest-rate gap as a percentage of total assets at September 30, 2008	(15.42)%	(16.72)%	(19.94)%	(6.73)%	10.50%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2008	60.22%	65.87%	75.46%	92.09%	112.23%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

          Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

          Net Portfolio Value and Net Interest Income Analysis. Our interest rate sensitivity also is monitored by management through the use of models which generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario.

          The table below sets forth as of September 30, 2008 and 2007, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2008			As of September 30, 2007
Change in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
(Dollars in Thousands)
+300	$52,125	$(22,228)	(30)%	$28,782	$(22,994)	(44)%
+200	59,933	(14,415)	(19)	36,329	(15,447)	(30)
+100	67,613	(6,785)	(9)	44,222	(7,554)	(15)
0	74,348	—	—	51,776
-100	78,461	4,113	6	57,878	+ 6,102	+ 12

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

          In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table shows our NII model as of September 30, 2008.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
(Dollars in thousands)
200	$19,269	$(27)	(0.14)%
100	19,347	51	0.26
Static	19,296	—	—
(100)	19,503	207	1.07
(200)	19,441	145	7.51

          As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV and NII require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the models presented assume that the composition of our interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on net interest income and will differ from actual results.

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

	Year Ended September 30,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$519,197	$32,219	6.21%	$464,164	$30,732	6.62%	$440,768	$28,456	6.46%
Investment securities	23,470	1,002	4.36	34,410	1,390	4.48	37,013	1,370	3.70
Deposits in other banks	7,375	171	2.05	7,220	324	4.04	5,847	136	2.33
FHLB stock	5,061	200	3.96	4,239	323	7.61	4,533	197	4.35
Total interest earning assets(1)	555,103	33,592	6.05	510,033	32,769	6.42	488,161	30,159	6.18
Non-interest earning assets	18,841			17,542			17,421
Total assets	$573,944			$527,575			$505,582

Interest Bearing Liabilities:
Demand and NOW accounts	$38,150	378	0.99	$34,056	246	0.72	$32,735	192	0.59
Money Market accounts	69,412	2,142	3.09	59,946	2,327	3.88	39,204	1,034	2.64
Savings accounts	39,255	303	0.77	41,546	422	1.02	48,560	500	1.03
Certificate accounts	264,074	11,808	4.47	261,231	12,392	4.74	249,703	10,573	4.23
Total deposits	410,891	14,631	3.56	396,779	15,387	3.88	370,202	12,299	3.32
Borrowed funds	83,091	4,475	5.39	64,076	3,848	6.01	70,249	4,204	5.98
Total interest-bearing liabilities	493,982	19,106	3.87	460,855	19,235	4.17	440,451	16,503	3.75
Non-interest-bearing liabilities	27,705			24,850			25,068
Total liabilities	521,687			485,705			465,519
Equity	52,257			41,870			40,063
Total liabilities and equity	$573,944			$527,575			$505,582
Net interest income		$14,486			$13,534			$13,656
Net interest spread			2.18%			2.25%			2.43%
Net interest margin			2.61%			2.65%			2.80%

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves. Includes $9.3 million of loans held for sale at September 30, 2007.

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

	Year Ended September 30,
	2008 vs. 2007			2007 vs. 2006
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(In Thousands)
Interest-earning assets:
Loans receivable(1)	$3,629	$(2,142)	$1,487	$1,511	$765	$2,276
Investment Securities	(462)	74	(388)	(97)	117	20
Deposits in other banks	63	(186)	(123)	33	155	188
FHLB Stock	27	(180)	(153)	(14)	140	126
Total interest-earning assets	$3,257	$(2,434)	$823	$1,433	$1,177	$2,610

Interest-bearing liabilities:
Demand and NOW accounts	$30	$102	$132	$(1)	$55	$54
Money market accounts	367	(552)	(185)	547	746	1,293
Savings accounts	(23)	(96)	(119)	(72)	(6)	(78)
Certificate accounts	135	(719)	(584)	488	1,331	1,819

Total deposits	509	(1,265)	(756)	962	2,126	3,088

Borrowed funds	1,142	(515)	627	(369)	13	(356)

Total interest-bearing liabilities	$1,651	$(1,780)	$(129)	$593	$2,139	$2,732

Net interest income	$1,606	$(654)	$952	$840	$(962)	$(122)

(1)	Includes $9.3 million of loans held for sale at September 30, 2007.

Comparison of Financial Condition at September 30, 2008 and September 30, 2007

          Our total assets amounted to $639.5 million at September 30, 2008, an $87.6 million or 15.9% increase over total assets at September 30, 2007. During 2008, the primary reasons for our increases in total assets consisted of a $96.1 million increase in net loans receivable. During fiscal 2008, the primary reasons for the increase in total assets were the completion of the Bank’s mutual holding company reorganization and the related initial public offering of the Company’s common stock, which resulted in approximately $26.0 million of net proceeds, as well as the use of additional leverage through a $41.9 million increase in FHLB long-term borrowings, both of which were used to increase our holdings of loans.

          Our total liabilities at September 30, 2008, amounted to $570.7 million compared to $507.9 million at September 30, 2007. The primary reason for the $62.8 million, or 12.4%, increase in total liabilities during fiscal 2008 was a $20.0 million increase in our deposits and a $41.9 million increase in long term FHLB borrowings. Subsequent to the reorganization we moderately increased our use of leverage in the form of FHLB advances as an additional source of funds.

          Our shareholders’ equity increased by $24.8 million to $68.8 million at September 30, 2008 compared to $44.0 million at September 30, 2007. The increase in shareholders’ equity was due to the $26.1 million in net proceeds raised in the Company’s recently completed initial stock offering. The Company issued 2,645,575 shares of common stock representing 43% of the total outstanding shares of the Company to subscribers in the stock offering. Malvern Federal Mutual Holding Company, the company’s parent mutual holding company, was issued 55% of the outstanding shares, or 3,383,875 shares. The remaining 2% or 123,050 shares were contributed to the Malvern Federal Charitable Foundation, a charitable foundation organized by the Bank as a part of the reorganization. Retained earnings increased by $1.3 million to $45.7 million as a result of net income for the fiscal year ended 2008. Our ratio of equity to assets was 10.76% at September 30, 2008.

Comparison of Operating Results for the Years Ended September 30, 2008 and September 30, 2007

          General. We reported net income of $1.5 million for the year ended September 30, 2008 compared to net income of $2.4 million for the year ended September 30, 2007. The primary reasons for the $959,000, or 39.8% decrease in our net income in fiscal 2008 compared to fiscal 2007 were increases in other expenses of $2.5 million and in the provision for loan losses of $310,000, which was partially offset by a $952,000 increase in net interest income, a $393,000 increase in other income and a $493,000 reduction in income tax expense. The increase in other expenses primarily was the result of a $1.2 million contribution of the Company’s common stock to the Malvern Federal Charitable Foundation, which was created in connection with the Bank’s mutual holding company reorganization, as well as a $451,000 increase in salaries and employee benefits expense and a $243,000 increase in professional fees.

          Interest and Dividend Income. Our total interest and dividend income amounted to $33.6 million for the year ended September 30, 2008 compared to $32.8 million for the year ended September 30, 2007. The primary reason for the $823,000 increase in interest and dividend income in fiscal 2008 compared to fiscal 2007 was a $1.5 million, or 4.8%, increase in interest earned on loans. The increase in interest earned on loans in fiscal 2008 was due primarily to a $55.0 million or 11.9%, increase in the average balance of our loan portfolio in fiscal 2008 compared to fiscal 2007. Our interest earned on deposits in other institutions decreased by $153,000 to $171,000 in the fiscal year ended September 30, 2008 compared to $324,000 in fiscal 2007. The primary reason for the decrease in fiscal 2008 was a 199 basis point decrease in the average yield earned on deposits in other banks. Interest income on investment securities decreased by $389,000, or 28.0%, in fiscal 2008 compared to fiscal 2007. The decrease in interest income on investment securities in 2008 was due to a 12 basis point decrease in the average yield earned, which more than offset a $10.9 million, or 31.8%, decrease in the average balance of our investment securities portfolio.

          Interest Expense. Our total interest expense amounted to $19.1 million for the year ended September 30, 2008 compared to $19.2 million for the year ended September 30, 2007, a decrease of $130,000 or 0.67%. The reason for the decrease in interest expense in fiscal 2008 compared to fiscal 2007 was a 32 basis point decrease in average rate paid on deposits. The average balance of our total deposits increased by $14.1 million, or 3.6%, in fiscal 2008 compared to fiscal 2007 due primarily to a $9.5 million increase in the average balance of money market accounts together with a $4.1 million increase in the average balance of demand and NOW accounts. The average rate paid on our deposits decreased by 32 basis points in fiscal 2008 compared to fiscal 2007 due primarily to decreases in the average rates paid on our money market accounts and certificate accounts in fiscal 2008 compared to fiscal 2007. Our expense on borrowings amounted to $4.5 million in fiscal 2008 compared to $3.8 million in fiscal 2007, an increase of $627,000 or 16.3%. The average balance of our borrowings was increased by $19.0 million in fiscal 2008 compared to fiscal 2007, which more than offset a 62 basis point decrease in the average cost of borrowed funds to 5.39% during the year ended September 30, 2008.

          Provision for Loan Losses. We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by our judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. Our activity in the provision for loan losses, which are charges or recoveries to operating results, is undertaken in order to maintain a level of total allowance for losses that management believes covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. Our evaluation process typically includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

          During the year ended September 30, 2008, we made a $1.6 million provision to our allowance for loan losses compared to a $1.3 million provision in the year ended September 30, 2007. The provision in fiscal 2008 was due to the increased volume of loans and increased level of non-performing loans. The $1.6 million provision for loan losses made in fiscal 2007 reflected management’s assessment, based on the information available at the time, of the inherent level of losses in the bank’s loan portfolio.

          Other Income. Our other, or non-interest, income increased by $393,000, or 27.0%, to $1.8 million for the year ended September 30, 2008 compared to $1.5 million for the year ended September 30, 2007. The primary reasons for the increase in other income in fiscal 2008 compared to fiscal 2007 was a $210,000 increase in service charges and other fees, due primarily to increased overdraft fees, a $122,000 increase in BOLI income, reflecting purchases of additional BOLI coverage during fiscal 2007, and a $43,000 gain on the sale of loans.

          Other Expenses. Our other, or non-interest, expenses increased by $2.5 million, or 24.5%, to $12.6 million for the year ended September 30, 2008 compared to $10.2 million for the year ended September 30, 2007. The primary reason for the increase in our other expenses in fiscal 2008 compared to fiscal 2007 was the $1.2 million pre-tax expense of our contribution of shares of Company common stock to the Malvern Federal Charitable Foundation as part of the mutual holding company reorganization. In addition, other expenses increased in fiscal 2008 compared to fiscal 2007 due to increases in salary and employee benefits expenses of $451,000, or 8.7%, in fiscal 2008 compared to fiscal 2007. In addition to normal salary adjustments, our salary and benefit expense increased in fiscal 2008 due to the addition of three full-time and five part-time employees as well as increased health insurance premiums and the recognition of expense from our employee stock ownership plan. Our professional fees increased by $243,000, or 66.9%, to $607,000 for the fiscal year ended September 30, 2008 compared to $364,000 for the fiscal year ended September 30, 2007. The increase in professional fees in fiscal 2008 compared to fiscal 2007 primarily reflects our new status as a public company with shares registered under the Securities Exchange Act of 1934, as amended, and the reporting obligations thereunder. Our advertising expense increased by $116,000, or 22.3%, to $639,000 in the year ended September 30, 2008 compared to $523,000 in the year ended September 30, 2007. We increased our marketing efforts in fiscal 2008 by adding television and billboard advertising as well as increasing our newspaper and direct mail promotional efforts. In addition, our occupancy expense increased by $181,000, or 10.0%, in fiscal 2008 compared to fiscal 2007 reflecting in large part renovations at one of our branch offices. We expect our deposit insurance premiums, which is a component of other expenses, to increase by approximately $300,000 in fiscal 2009.

          Income Tax Expense. Our income tax expense decreased by $493,000 to $630,000 for the year ended September 30, 2008 compared to $1.1 million for the year ended September 30, 2007. The decrease in income tax expense was due primarily to the decrease in pre-tax income. Our effective Federal tax rate was 30.2% for the year ended September 30, 2008 compared to 31.7% for the year ended September 30, 2007. During fiscal 2008, we reduced our effective tax rate primarily through increased tax-exempt BOLI income and contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes , including the Malvern Federal Charitable Foundation.

Comparison of Operating Results for the Years Ended September 30, 2007 and September 30, 2006

          General. We reported net income of $2.4 million for the year ended September 30, 2007 compared to net income of $3.2 million for the year ended September 30, 2006. The primary reason for the $793,000, or 24.7% decrease in our net income in fiscal 2007 compared to fiscal 2006 was an $847,000 increase in the provision for loan losses to $1.3 million in fiscal 2007 compared to $451,000 in fiscal 2006. In addition to the difference in the provision for loan losses, our net interest income decreased by $122,000 in the year ended September 30, 2007 compared to the year ended September 30, 2006, while our other, or non-interest, income decreased by $98,000 and our non-interest expense increased by $391,000. These differences were partially offset by a $665,000 decrease in income tax expense in the year ended September 30, 2007 compared to the year ended September 30, 2006.

          Interest and Dividend Income. Our total interest and dividend income amounted to $32.8 million for the year ended September 30, 2007 compared to $30.2 million for the year ended September 30, 2006. The primary reason for the $2.6 million increase in interest and dividend income in fiscal 2007 compared to fiscal 2006 was a $2.3 million, or 8.0%, increase in interest earned on loans. The increase in interest earned on loans in fiscal 2007 was due primarily to a 16 basis point (100 basis points being equal to 1.0%) increase in the average yield earned on our loans together with a $23.4 million, or 5.3%, increase in the average balance of our loan portfolio in fiscal 2007 compared to fiscal 2006. The increase in the average yield on our net loans in fiscal 2007 compared to fiscal 2006 reflects our focus on originating commercial real estate and construction loans as well as home equity loans and lines of credit, all of which have higher yields than one-to four-family residential mortgage loans, as well as the increase in market rates of interest during the period. Our interest earned on deposits in other institutions increased by $188,000 to $324,000 in the fiscal year ended September 30, 2007 compared to $136,000 in fiscal 2006. The primary reason for the increase in fiscal 2007 was $1.4 million, or 23.5%, increase in the average balances of deposits in other banks in fiscal 2007 compared to fiscal 2006. Our average balance of funds deposited in other banks was lower in fiscal 2006 in part due to our prepayment of $4.9 million of FHLB advances in fiscal 2006. Interest income on investment securities increased by $21,000, or 1.5%, in fiscal 2007 compared to fiscal 2006. The increase in interest income on investment securities in 2007 was due to a 64 basis point increase in the average yield earned, which more than offset a $2.6 million, or 7.0%, decrease in the average balance of our investment securities portfolio.

          Interest Expense. Our total interest expense amounted to $19.2 million for the year ended September 30, 2007 compared to $16.5 million for the year ended September 30, 2006, an increase of $2.7 million or 16.6%. The reason for the increase in interest expense in fiscal 2007 compared to fiscal 2006 was an increase in the average balance of our total deposits and increases in the average rates paid on most of our deposit products in fiscal 2007 compared to fiscal 2006. The average balance of our total deposits increased by $25.1 million, or 6.4%, in fiscal 2007 compared to fiscal 2006 due primarily to a $20.7 million increase in the average balance of money market accounts together with an $11.5 million increase in the average balance of certificates of deposit. The average rate paid on our deposits increased by 55 basis points in fiscal 2007 compared to fiscal 2006 due primarily to increases in the average rates paid on our money market accounts and certificate accounts in fiscal 2007 compared to fiscal 2006. Our expense on borrowings amounted to $3.8 million in fiscal 2007 compared to $4.2 million in fiscal 2006, a decrease of $356,000 or 8.5%. The average balance of our borrowings was reduced by $6.2 million in fiscal 2007 compared to fiscal 2006, which more than offset a three basis point increase in the average cost of borrowed funds to 6.01% during the year ended September 30, 2007. Given the increases in deposit levels in fiscal 2007, we repaid approximately $4.9 million FHLB advances during the fiscal year.

          Provision for Loan Losses. During the year ended September 30, 2007, we made a $1.3 million provision to our allowance for loan losses compared to a $451,000 provision in the year ended September 30, 2006. The provision in fiscal 2007 was due primarily to one classified commercial real estate loan with an outstanding balance of $3.5 million at September 30, 2007 secured by a mixed use building in Philadelphia, Pennsylvania. We increased our allowance for loan losses by $852,000 in fiscal 2007 upon review of this loan. See “Asset Quality – Asset Classification.” The $1.3 million provision for loan losses made in fiscal 2007 reflected management’s assessment, based on the information available at the time, of the inherent level of losses in the bank’s loan portfolio.

          Other Income. Our other, or non-interest, income decreased by $98,000, or 6.3%, to $1.5 million for the year ended September 30, 2007 compared to $1.6 million for the year ended September 30, 2006. The primary reasons for the decrease in other income in fiscal 2007 compared to fiscal 2006 was the absence of any gain on the sale of loans, compared to $102,000 in such gain in fiscal 2006, as well as an $8,000 loss taken upon the sale of available for sale securities.

          Our income from service charges and other fees increased slightly in the year ended September 30, 2007 over the year ended September 30, 2006, while our income from BOLI increased $25,000, or 12.6%, in fiscal 2007 due primarily to the purchase of additional BOLI coverage in fiscal 2007.

          Other Expenses. Our other, or non-interest, expenses increased by $391,000, or 4.0%, to $10.2 million for the year ended September 30, 2007 compared to $9.8 million for the year ended September 30, 2006. The primary reasons for the increase in other expenses were increases in salary and employee benefits expenses of $236,000, or 4.8%, in fiscal 2007 compared to fiscal 2006, as well as increases in advertising and occupancy expenses. In addition to normal salary adjustments, our salary and benefit expense increase in fiscal 2007 due to the addition of three full-time and five part-time employees as well as increased health insurance premiums. Our advertising expense increased by $245,000, or 88.3%, to $523,000 in the year ended September 30, 2007 compared to $278,000 in the year ended September 30, 2006. We increased our marketing efforts in fiscal 2007 by adding television and billboard advertising as well as increasing our newspaper and direct mail promotional efforts. In addition, our occupancy expense increased by $160,000, or 9.7%, in fiscal 2007 compared to fiscal 2006 reflecting in large part renovations at one of our branch offices and additional depreciation costs. Partially offsetting these increases in other expenses was a $389,000, or 22.5%, reduction in other operating expenses to $1.3 million in fiscal 2007 compared to $1.7 million in fiscal 2006. Other operating expenses were higher in fiscal 2006 primarily due to a $339,000 fee incurred upon the prepayment of $4.9 million in FHLB advances in fiscal 2007. No such prepayment fees were incurred in fiscal 2007.

          Income Tax Expense. Our income tax expense decreased by $665,000 to $1.1 million for the year ended September 30, 2007 compared to $1.8 million for the year ended September 30, 2006. The decrease in income tax expense was due primarily to the decrease in pre-tax income. Our effective Federal tax rate was 31.8% for the year ended September 30, 2007 compared to 35.8% for the year ended September 30, 2006. During fiscal 2007, we reduced our effective tax rate primarily through increased contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes.

Liquidity and Capital Resources

          Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At September 30, 2008, our cash and cash equivalents amounted to $12.9 million. In addition, at such date our available for sale investment securities amounted to $22.0 million.

          We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At September 30, 2008, we had certificates of deposit maturing within the next 12 months amounting to $147.3 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the year ended September 30, 2008, the average balance of our outstanding FHLB advances was $84.3 million. At September 30, 2008, we had $105.3 million in outstanding FHLB advances and we had $232.1 million in additional FHLB advances available to us. In addition, at September 30, 2008, we had a $50.0 million line of credit with the FHLB, of which we had $8.5 million outstanding and $41.5 million was available.

          In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs. In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds. Our borrowings consist solely of advances and short-term borrowings from the FHLB of Pittsburgh, of which we are a member. Under terms of the collateral agreement with the Federal Home Loan Bank, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the Federal Home Loan Bank as collateral for such advances.

Payments Due Under Contractual Obligations

          The following table presents information relating to Malvern Federal Savings Bank’s payments due under contractual obligations as of September 30, 2008.

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Long-term debt obligations	$9,355	$52,943	$—	$43,000	$105,298
Certificates of deposit	147,252	126,914	13,971	—	288,137
Operating lease obligations	84	168	168	126	546
Total contractual obligations	$156,691	$180,025	$14,139	$43,126	$393,981

Off-Balance Sheet Arrangements

          In the normal course of operations, the bank engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in its financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

          The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless. Malvern Federal Savings Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Financial instruments whose contract amounts represent credit risk at September 30, 2008 and 2007 are as follows:

	September 30,
	2008	2007
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$5,548	$4,977
Undisbursed construction loans	49,718	43,346
Undisbursed home equity lines of credit	20,820	18,862
Undisbursed commercial lines of credit	7,195	8,566
Overdraft protection lines	876	900
Standby letters of credit	3,071	2,277
Total Commitments	$87,228	$78,928

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

          We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

          The financial statements, accompanying notes, and related financial data of Malvern Federal Savings Bank presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

          Financial Accounting Standards Board (“FSAB”) Statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after October 1, 2009.

          In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of FASB Statement No. 157 had no impact on our consolidated financial position, results of operations and cash flows.

          In December 2007, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect FSP 157-2 to have a material impact on its financial statements.

          In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the year ended September 30, 2008.

          In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on October 1, 2008. The implementation of this standard did not have an impact on our consolidated financial position or results of operations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

          The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in Item 7 hereof is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Federal Bancorp, Inc. and Subsidiaries

          We have audited the accompanying consolidated statements of financial condition of Malvern Federal Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2008. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Federal Bancorp, Inc. and its subsidiaries as of September 30, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Beard Miller Company LLP

Beard Miller Company LLP
Malvern, Pennsylvania
December 17, 2008

Malvern Federal Bancorp, Inc. and Subsidiaries
● Consolidated Statements of Financial Condition
September 30, 2008 and 2007

	2008	2007
Assets

Cash and due from depository institutions	$5,727,820	$2,365,695
Interest bearing deposits in depository institutions	7,194,477	16,601,055

Cash and Cash Equivalents	12,922,297	18,966,750

Investment securities available for sale	21,968,607	29,098,177
Investments securities held to maturity (fair value of $2,830,221 and $1,447,035, respectively)	2,869,837	1,479,085
Restricted stock, at cost	6,895,673	4,559,873
Loans held for sale	—	9,258,271
Loans receivable, net of allowance for loan losses of $5,504,512 and $4,541,143, respectively	571,536,460	466,192,361
Accrued interest receivable	2,452,694	2,415,577
Property and equipment, net	9,018,484	9,623,326
Deferred income taxes, net	2,257,575	1,378,378
Bank-owned life insurance	8,135,630	7,787,098
Other assets	1,451,450	1,172,931

Total Assets	$639,508,707	$551,931,827

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$18,470,229	$18,646,470
Deposits-interest-bearing	435,022,907	414,841,177

Total Deposits	453,493,136	433,487,647

FHLB line of credit	8,500,000	8,000,000
FHLB advances	105,298,447	63,386,902
Advances from borrowers for taxes and insurance	1,579,203	981,812
Accrued interest payable	894,061	1,098,779
Other liabilities	908,161	937,512

Total Liabilities	570,673,008	507,892,652

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01par value, 40,000,000 shares authorized, issued and outstanding:
6,152,500 at September 30, 2008; none at September 30, 2007	61,525	—
Additional paid-in capital	25,959,169	—
Retained earnings	45,663,389	44,321,829
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,571,028)	—
Accumulated other comprehensive loss	(277,356)	(282,654)
Total Shareholders’ Equity	68,835,699	44,039,175

Total Liabilities and Shareholders’ Equity	$639,508,707	$551,931,827

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Consolidated Statements of Income
Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Interest and Dividend Income

Loans, including fees	$32,218,555	$30,732,233	$28,455,686
Investment securities, taxable	910,511	1,273,577	1,177,604
Investment securities, tax-exempt	91,244	117,003	192,241
Dividends, restricted stock	200,387	322,301	197,172
Interest-bearing cash accounts	171,033	324,032	136,442

Total Interest and Dividend Income	33,591,730	32,769,146	30,159,145

Interest Expense

Deposits	14,630,406	15,386,888	12,298,688
Short-term borrowings	205,416	53,952	196,297
Long-term borrowings	4,269,463	3,794,031	4,007,659

Total Interest Expense	19,105,285	19,234,871	16,502,644

Net Interest Income	14,486,445	13,534,275	13,656,501

Provision for Loan Losses	1,608,506	1,298,071	451,000

Net Interest Income after Provision for Loan Losses	12,877,939	12,236,204	13,205,501

Other Income

Service charges and other fees	1,198,876	989,154	985,247
Rental income	255,501	243,290	224,839
Gain (loss) on sale of investment securities available for sale, net	—	(8,356)	24,656
Gain on sale of loans, net	42,788	—	101,707
Earnings on life insurance	348,532	226,330	201,029
Other	—	2,576	13,419

Total Other Income	1,845,697	1,452,994	1,550,897

Other Expenses

Salaries and employee benefits	5,624,102	5,173,177	4,937,664
Occupancy expense	1,986,649	1,805,780	1,645,782
Federal deposit insurance premiums	66,208	48,571	50,005
Advertising	639,231	522,760	277,684
Data processing	937,745	903,824	803,822
Professional fees	607,056	363,800	322,808
Other operating expenses	1,550,116	1,336,526	1,725,663
Charitable contribution to foundation	1,230,500	—	—

Total Other Expenses	12,641,607	10,154,438	9,763,428

Income before Income Taxes	2,082,029	3,534,760	4,992,970

Income Taxes	629,724	1,123,170	1,788,437
Net Income	$1,452,305	$2,411,590	$3,204,533
Basic Earnings Per Share	$0.05	N/A	N/A

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Consolidated Statements of Changes in Shareholders’ Equity
Years Ended September 30, 2008, 2007, and 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, October 1, 2005	$—	$—	$38,705,706	$—	$(452,062)	$38,253,644
Comprehensive Income:

Net Income	—	—	3,204,533	—	—	3,204,533

Net change in unrealized loss on securities available for sale, net of tax effect	—	—		—	(39,128)	(39,128)

Total Comprehensive Income	—	—	—	—	—	3,165,405

Balance, September 30, 2006	—	—	41,910,239	—	(491,190)	41,419,049
Comprehensive Income:

Net Income	—	—	2,411,590	—	—	2,411,590

Net change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	208,536	208,536

Total Comprehensive Income	—	—	—	—	—	2,620,126

Balance, September 30, 2007	—	—	44,321,829	—	(282,654)	44,039,175
Comprehensive Income:

Net Income	—	—	1,452,305	—	—	1,452,305

Net change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	5,298	5,298

Total Comprehensive Income	—	—	—	—	—	1,457,603

Proceeds from issuance of common stock, net of offering expenses of $1,662,859	61,525	26,061,869	—	—	—	26,123,394
Cash dividend declared ($0.04 per share)	—	—	(110,745)	—	—	(110,745)
Capitalization of Mutual Holding Company	—	(100,000)	—	—	—	(100,000)

Purchase of stock for ESOP	—	—	—	(2,619,538)	—	(2,619,538)
ESOP shares committed to be released (4,466 shares)	—	(2,700)	—	48,510	—	45,810

Balance, September 30, 2008	$61,525	$25,959,169	$45,663,389	$(2,571,028)	$(277,356)	$68,835,699

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Consolidated Statements of Cash Flows
Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Cash Flows from Operating Activities

Net income	$1,452,305	$2,411,590	$3,204,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	920,335	903,110	810,273
Provision for loan losses	1,608,506	1,298,071	451,000
Deferred income taxes	(882,534)	(598,908)	56,860
ESOP shares committed to be released	45,810	—	—
Amortization of premiums and discounts on investments securities, net	176,439	220,940	279,424
Amortization of mortgage servicing rights	127,706	82,413	73,168
Net (gain) loss on sale of investment securities available for sale	—	8,356	(24,656)
Net gain on sale of loans	(42,788)	—	(101,707)
Increase in accrued interest receivable	(37,117)	(322,350)	(380,532)
Increase (decrease) in accrued interest payable	(204,718)	506,595	(52,765)
Increase (decrease) in other liabilities	(29,351)	(271,727)	861,402
Earnings on bank-owned life insurance	(348,532)	(226,330)	(201,029)
Increase in other assets	15,188	87,165	93,939
Amortization of loan origination fees and costs	(1,411,758)	(449,083)	(353,219)

Net Cash Provided by Operating Activities	1,389,491	3,649,842	4,716,691

Cash Flows from Investing Activities

Proceeds from maturities and principal collections:
Investment securities held to maturity	227,533	233,202	344,871
Investment securities available for sale	16,954,035	12,653,917	7,430,953
Proceeds from sales, investment securities available for sale	—	484,631	5,405,000
Purchases of investment securities held to maturity	(1,639,244)	—	—
Purchases of investment securities available for sale	(9,971,310)	(14,080,764)	(1,000,000)
Proceeds from sale of loans	9,301,059	—	22,379,847
Loan purchases	(112,614,678)	(26,835,680)	(33,980,470)
Loan originations and principal collections, net	6,843,469	6,162,250	(29,524,733)
Additions to mortgage servicing rights	(191,052)	—	(232,008)
Purchases of bank-owned life insurance	—	(1,844,863)	—
Net (increase) decrease in FHLB stock	(2,335,800)	194,600	(427,900)
Purchases of property and equipment	(315,493)	(546,436)	(320,345)

Net Cash Used in Investing Activities	(93,741,481)	(23,579,143)	(29,924,785)

Cash Flows from Financing Activities

Net increase in deposits	20,005,489	31,409,957	17,032,410
Net increase in short-term borrowings	500,000	500,000	3,000,000
Proceeds from long-term borrowings	47,000,000	5,000,000	11,370,236
Repayment of long-term borrowings	(5,088,455)	(4,983,334)	(5,000,000)
Increase (decrease) in advances from borrowers for taxes and insurance	597,392	(62,212)	350,095
Proceeds from stock issuance, net of offering costs	26,123,394	—	—
Capitalization of Mutual Holding Company	(100,000)
Cash dividends paid	(110,745)	—	—
ESOP shares purchased	(2,619,538)	—	—

Net Cash Provided by Financing Activities	86,307,537	31,864,411	26,752,741

Net Increase (Decrease) in Cash and Cash Equivalents	(6,044,453)	11,935,110	1,544,647

Cash and Cash Equivalents - Beginning	18,966,750	7,031,640	5,486,993

Cash and Cash Equivalents - Ending	$12,922,297	$18,966,750	$7,031,640

Supplementary Cash Flows Information
Interest paid	$19,310,003	$18,728,276	$16,555,409

Income taxes paid	$1,682,232	$2,036,527	$549,686

Loans transferred to loans held for sale	$—	$9,258,271	$—
Non-cash transfer of loans to foreclosed real estate	$230,362	$226,900	$—

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, formed on September 26, 2008 for the purpose of managing certain investment securities, and Malvern Federal Savings Bank (the “Bank”) and its subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans through the Bank’s seven full-service branches in Chester County, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. As of September 30, 2008 and 2007, SAMG’s total assets were $53,734 and $36,810, respectively. The net loss of SAMG for the year ended September 30, 2008 was $4,326 and the net income for the year ended September 30, 2007 was $1,581. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On May 19, 2008 Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock. In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation. The Mutual Holding Company is a federally chartered mutual holding company. The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision. Malvern Federal Mutual Holding Company owns 55% of Malvern Federal Bancorp’s outstanding common stock after the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc. In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash. The offering resulted in approximately $26.0 million in net proceeds. The financial statements prior to the reorganization are the financial statements of the Bank. An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock. Principal and interest payments of the loan will be made quarterly over a term of 18 years at an interest rate of 5.0%.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the year ended September 30, 2008 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries, Malvern Federal Savings Bank and its subsidiaries, and Malvern Federal Holdings, Inc. For prior periods, the consolidated financial statements are of Malvern Federal Savings Bank and its subsidiary, Strategic Asset Management Group, Inc. All intercompany transactions and balances have been eliminated.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of other-than-temporary impairment of investment securities.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania. Note 5 discusses the types of investment securities that the Company invests in. Note 6 discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by the region’s economy.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions and interest bearing deposits.

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $1,840,000 and $340,000 at September 30, 2008 and 2007, respectively.

Investment Securities

Investment securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums, or unaccreted discounts. Premiums are amortized and discounts are accreted using a method, which approximates the interest method over the estimated remaining term of the underlying security.

Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is determined using published quotes. Unrealized gains and losses are excluded from earnings and are reported net of taxes in other comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method.

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Declines in the fair value of held to maturity and available for sale investment securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans throughout Chester County, Pennsylvania. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method. The Company is amortizing these amounts over the contractual life of the loan.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

In addition to originating loans, the Company purchases consumer and mortgage loans from brokers in our market area. Such purchases are reviewed for compliance with our underwriting criteria before they are purchased, and are generally purchased without recourse to the seller.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for estimated probable loan losses. Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and mortgage loans for impairment disclosures, unless they are subject to a restructuring agreement.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Loans Held For Sale

The Company does not originate any loans specifically for the purpose of being sold. Recently, based on market conditions and in effort to mitigate interest rate risk, the Company has sold loans. Since loans are not originated for the purpose of being sold, the cash flows from the sale of such loans have been classified as an investing activity in the consolidated statements of cash flows.

Loans held for sale at September 30, 2007, consist of first mortgage loans, are carried at the lower of cost or estimated fair value, determined in the aggregate and are reflected in the cash flow statement as a component of loan originations as an investing activity. There were no loans held for sale at September 30, 2008.

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Foreclosed Assets

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of September 30, 2008 and 2007, foreclosed real estate included in other assets, amounted to $230,362 and $226,900, respectively.

Restricted Stock

Federal law requires a member institution of the Federal Home Loan Bank system to hold restricted stock of its district Federal Home Loan Bank according to a predetermined formula. The restricted stock is carried at cost.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line and accelerated methods over estimated useful lives ranging from 3 to 39 years beginning when assets are placed in service. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is reflected in income for the period. The cost of maintenance and repairs is charged to income as incurred.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses. BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees. The Bank is the owner and beneficiary of the policies. This life insurance investment is carried at the cash surrender value of the underlying policies. Earnings from the increase in cash surrender value of the policies are included in non-interest income on the statement of income.

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $351,863, $308,974, and $314,359, for 2008, 2007, and 2006 respectively.

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $617,724 and $486,262 at September 30, 2008 and 2007, respectively. The expense associated with the Plans for the years ended September 30, 2008, 2007, and 2006 was $131,462, $141,385, and $162,750, respectively.

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Malvern Federal Bancorp, Inc. and its subsidiaries file a consolidated federal income tax return.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Commitments and Contingencies

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the statement of financial condition when they are funded.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the year ended September 30:

	2008	2007	2006

Unrealized holding gains (losses) on available for sale securities	$8,635	$331,557	$(39,123)
Reclassification adjustment for (gains) losses included in net income	—	8,356	(24,656)

Net Unrealized Gains (Losses)	8,635	339,913	(63,779)

Income tax expense (benefit)	3,337	131,377	(24,651)

Net of Tax Amount	$5,298	$208,536	$(39,128)

Reclassifications

Certain reclassifications have been made to the previous years’ financial statements to conform to the current year’s presentation. These reclassifications had no effect on net income.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

FASB Statement No. 141(R)

Financial Accounting Standards Board (“FASB”) Statement No. 141(R) “Business Combinations” was issued in December of 2007. This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of a company’s fiscal year beginning after December 15, 2008. This new pronouncement will impact the Company’s accounting for business combinations completed after October 1, 2009.

FASB Statement No. 157

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. FASB Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of FASB Statement No. 157 had no impact on our consolidated financial position, results of operations and cash flows.

FSP 157-2

In December 2007, the FASB issued FASB Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157,” that permits a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company does not expect FSP 157-2 to have a material impact on its financial statements.

FASB Staff Position 157-3

In October 2008, the FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active” (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 in an inactive market and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially affect our results of operations or financial condition as of and for the year ended September 30, 2008.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 2 – Summary of Significant Accounting Policies (Continued)

FASB Statement No. 159

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company on October 1, 2008. The implementation of this standard did not have an impact on our consolidated financial position or results of operations.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities. As of September 30, 2008 and for the year then ended, the Company did not issue and does not have any outstanding CSEs. Due to the timing of the Company’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on May 19, 2008, earnings per share is shown for the period May 20, 2008 through September 30, 2008. For the 2007 and 2006 periods, there were no shares of common stock outstanding.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

For the period from May 20, 2008 to September 30, 2008

Net Income	$312,540

Weighted average shares outstanding	6,152,500
Average unearned ESOP shares	(176,512)
Weighted average shares outstanding - basic	5,975,988

Earnings per share – basic	$0.05

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in quarterly installments through 2026 at 5%. Shares are released to participants proportionately as the loan is repaid and 4,466 shares were committed to be released for the period from May 20, 2008 to September 30, 2008. ESOP expense was $45,810 for the period from May 20, 2008 to September 30, 2008. At September 30, 2008, there were 236,712 unallocated shared held by the ESOP having an aggregate market value of $2,374,221.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 5 - Investment Securities

Investment securities available for sale at September 30, 2008 and 2007 consisted of the following:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$998,599	$6,089	$—	$1,004,688
FHLB notes	6,983,752	15,740	(21,054)	6,978,438
Tax-exempt securities	2,321,165	3,644	(13,181)	2,311,628
Trust preferred securities	1,000,000	—	(247,889)	752,111

	11,303,516	25,473	(282,124)	11,046,865
Mortgage-backed securities:
FNMA:
Adjustable	4,236,230	11,106	(52,887)	4,194,449
Fixed	2,786,522	—	(115,597)	2,670,925
Balloon	729,037	—	(9,084)	719,953
FHLMC:
Adjustable	1,499,909	285	(32,026)	1,468,168
Fixed	1,601,079	11,844	(3,938)	1,608,985
GNMA, adjustable	264,402	257	(5,397)	259,262

	11,117,179	23,492	(218,929)	10,921,742

	$22,420,695	$48,965	$(501,053)	$21,968,607

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 5 - Investment Securities (Continued)

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$4,997,159	$8,561	$(5,208)	$5,000,512
Federal Farm Credit Banks	1,000,000	—	(1,250)	998,750
FHLB notes	6,995,806	14,507	(3,438)	7,006,875
Tax-exempt securities	2,975,899	1,779	(32,699)	2,944,979
Trust preferred securities	1,000,000	—	(87,105)	912,895

	16,968,864	24,847	(129,700)	16,864,011

Mortgage-backed securities:
FNMA:
Adjustable	4,839,144	3,820	(77,401)	4,765,563
Fixed	3,627,557	—	(182,177)	3,445,380
Balloon	893,624	—	(31,111)	862,513
FHLMC:
Adjustable	2,107,149	1,573	(45,246)	2,063,476
Fixed	723,904	—	(20,618)	703,286
GNMA, adjustable	398,658	271	(4,981)	393,948

	12,590,036	5,664	(361,534)	12,234,166

	$29,558,900	$30,511	$(491,234)	$29,098,177

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 5 - Investment Securities (Continued)

Proceeds from sales of securities available for sale during fiscal 2007 were $484,631. Gross losses of $8,356 were realized on these sales. Proceeds from sales of securities available for sale during fiscal 2006 were $5,405,000. Gross gains of $27,688 and gross losses of $3,032 were realized on these sales. There were no sales of investment securities during fiscal 2008.

Investment securities held to maturity at September 30, 2008 and 2007 consisted of the following:

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$340,327	$2,975	$(1,051)	$342,251
GNMA, fixed	3,287	1	—	3,288
FNMA, fixed	2,526,223	—	(41,541)	2,484,682

	$2,869,837	$2,976	$(42,592)	$2,830,221

	2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$403,296	$1,842	$(1,737)	$403,401
GNMA, fixed	3,868	226	—	4,094
FNMA, fixed	1,071,921	—	(32,381)	1,039,540

	$1,479,085	$2,068	$(34,118)	$1,447,035

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at September 30, 2008 and 2007 that were in an unrealized loss position.

	2008
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
FHLB notes	$4,968,438	$(21,054)	$—	$—	$4,968,438	$(21,054)
Tax-exempt securities	315,400	(13,181)	—	—	315,400	(13,181)
Trust preferred securities	—	—	752,111	(247,889)	752,111	(247,889)
Mortgage-backed securities:
FNMA:
Adjustable	2,693,054	(18,084)	997,169	(34,803)	3,690,223	(52,887)
Fixed	—	—	2,670,925	(115,597)	2,670,925	(115,597)
Balloon	719,953	(9,084)	—	—	719,953	(9,084)
FHLMC:
Adjustable	160,150	(309)	821,467	(31,717)	981,617	(32,026)
Fixed	623,995	(3,938)	—	—	623,995	(3,938)
GNMA, adjustable	—	—	238,215	(5,397)	238,215	(5,397)

	$9,480,990	$(65,650)	$5,479,887	$(435,403)	$14,960,877	$(501,053)

Investment Securities Held to Maturity
Mortgage-backed securities:
FNMA, fixed	$—	$—	$2,484,682	$(41,541)	$2,484,682	$(41,541)
GNMA, adjustable	65,144	(256)	49,978	(795)	115,122	(1,051)

	$65,144	$(256)	$2,534,660	$(42,336)	$2,599,804	$(42,592)

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At September 30, 2008, debt securities had unrealized losses with aggregate depreciation of approximately 3.00% from the Company’s amortized cost basis. These unrealized losses relate principally to changes in market rates since the purchase of the securities.

Management believes that the unrealized loss on trust preferred securities at September 30, 2008 is a result of changes in broad market interest rates and the recent turmoil in the financial markets.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 5 - Investment Securities (Continued)

As of September 30, 2008, there were 13 securities with a continuous unrealized loss for less than 12 months and 23 securities with a continuous unrealized loss for more than 12 months.

	2007
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available for Sale
Federal Farm Credit Banks	$—	$—	$998,750	$(1,250)	$998,750	$(1,250)
FHLB notes	—	—	996,563	(3,438)	996,563	(3,438)
Tax-exempt securities	—	—	1,443,630	(32,699)	1,443,630	(32,699)
Trust preferred securities	—	—	912,895	(87,105)	912,895	(87,105)
U.S. government securities	1,992,500	(5,208)	—	—	1,992,500	(5,208)
Mortgage-backed securities:
FNMA:
Adjustable	—	—	3,282,747	(77,401)	3,282,747	(77,401)
Fixed	—	—	3,445,380	(182,177)	3,445,380	(182,177)
Balloon	—	—	862,513	(31,111)	862,513	(31,111)
FHLMC:
Adjustable	146,313	(5,449)	2,370,473	(39,797)	2,516,786	(45,246)
Fixed	—	—	703,286	(20,618)	703,286	(20,618)
GNMA, adjustable	—	—	366,980	(4,981)	366,980	(4,981)

	$2,138,813	$(10,657)	$15,383,217	$(480,577)	$17,522,030	$(491,234)

Investment Securities Held to Maturity
Mortgage-backed securities:
FNMA, fixed	$—	$—	$1,039,540	$(32,381)	$1,039,540	$(32,381)
GNMA, adjustable	80,582	(58)	125,373	(1,679)	205,955	(1,737)

	$80,582	$(58)	$1,164,913	$(34,060)	$1,245,495	$(34,118)

At September 30, 2008 there were no pledged securities to secure public deposits. At September 30, 2007, securities with a carrying value of $1,866,965, were pledged to secure public deposits and for other purposes required or permitted by law.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 5 - Investment Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2008 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$6,698,994	$6,430,992	$—	$—
Over 1 year through 5 years	4,220,939	4,245,472	—	—
After 5 years through 10 years	378,583	365,401	—	—
Over 10 years	5,000	5,000	—	—

	11,303,516	11,046,865	—	—
Mortgage-backed securities	11,117,179	10,921,742	2,869,837	2,830,221

	$22,420,695	$21,968,607	$2,869,837	$2,830,221

Note 6 - Loans Receivable

Loans receivable consisted of the following at September 30, 2008 and 2007:

	2008	2007

Mortgage Loans:
One-to four-family	$248,118,373	$184,202,070
Multifamily	1,906,328	2,256,975
Construction or development	45,451,367	58,869,504
Land loans	4,529,976	6,665,093
Commercial real estate	138,522,139	108,500,258
Total Mortgage Loans	438,528,183	360,493,900

Commercial Loans	17,259,581	15,767,291

Consumer loans:
Home equity line of credit	12,392,703	11,810,610
Second mortgages	103,741,105	78,732,931
Other	1,303,639	1,524,769
Total Consumer Loans	117,437,447	92,068,310

Total Loans	573,225,211	468,329,501

Deferred loan costs, net	3,815,761	2,404,003
Allowance for loan losses	(5,504,512)	(4,541,143)

	$571,536,460	$466,192,361

Included in loans receivable are nonaccrual loans in the amount of $8,584,784 and $2,267,148 at September 30, 2008 and 2007, respectively. Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms is $514,255, $118,018, and $103,107 in 2008, 2007, and 2006, respectively. There were no loans past due 90 days or more and still accruing interest at September 30, 2008 and 2007.

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 6 - Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the years ended September 30, 2008, 2007 and 2006:

	2008	2007	2006

Balance at beginning of year	$4,541,143	$3,392,607	$3,221,718

Provision for loan losses	1,608,506	1,298,071	451,000

Charge-offs	(649,937)	(159,930)	(385,952)
Recoveries	4,800	10,395	105,841

Net Charge-offs	(645,137)	(149,535)	(280,000)

Balance at end of year	$5,504,512	$4,541,143	$3,392,607

As of September 30, 2008, 2007 and 2006, the Company had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” with a total recorded investment of $3,487,949, $3,500,282 and $1,500,000, respectively, with a related allowance for loan losses of $871,987, $875,071 and $300,000, respectively. As of September 30, 2008 and 2007, there were approximately $2,806,000 and $1,441,000, respectively, of additional impaired loans for which no specific reserves have been recorded based on the fair value of collateral and expected future cash flows.  There were no impaired loans that had no specific reserve as of September 30, 2006. The average recorded investment in impaired loans for the years ended September 30, 2008, 2007 and 2006 was $6,600,632, $6,250,005 and $1,472,432, respectively. During the years ended September 30, 2008, 2007 and 2006 cash collections on impaired loans were $154,511, $271,737 and $66,632, respectively.

No additional funds are committed to be advanced in connection with impaired loans.

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company for the year ended September 30, 2008:

Balance at beginning of year	$905,862
New loans	382,832
Repayments	(130,999)

Balance at end of year	$1,157,695

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 6 - Loans Receivable (Continued)

At September 30, 2008, 2007 and 2006, the Company was servicing loans for the benefit of others in the amounts of $49,736,139, $41,208,271 and $47,087,779, respectively. A summary of mortgage servicing rights included in other assets activity follows for the years ended September 30:

	2008	2007	2006

Balance, beginning of year	$370,934	$453,347	$294,507
Amortization	(127,706)	(82,413)	(73,168)
Additions	191,052	—	232,008

Balance, end of year	$434,280	$370,934	$453,347

For 2008, 2007 and 2006, the fair value of servicing rights was determined using a base discount rate of 9.50% and prepayment speeds ranging from 5.00% to 10.50%, depending upon the stratification of the specific right, and a weighted average default rate of 1.75%.

No valuation allowance has been recorded at September 30, 2008, or 2007.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2008 and 2007:

	Estimated Useful Lives (years)	2008	2007

Land	—	$711,249	$711,249
Building and improvements	10-39	11,747,684	11,722,185
Construction in process	—	45,671	4,277
Furniture, fixtures, and equipment	3-7	5,745,348	5,496,748

		18,249,952	17,934,459

Accumulated depreciation		(9,231,468)	(8,311,133)

		$9,018,484	$9,623,326

Depreciation expense was $920,335, $903,110, and $810,273 for the years ended September 30, 2008, 2007, and 2006, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2008 and 2007 consisted of the following:

	2008		2007

Balances by interest rate:
Tiered passbooks (0.40% to 1.19%)	$23,636,737	5.21%	$24,302,073	5.61%
Regular passbooks (0.40% to 1.00%)	14,242,045	3.14	13,617,371	3.14
Club accounts (0.85%)	214,100	0.05	242,062	0.06
Money market accounts (0.65% to 1.10%)	59,952,812	13.22	73,790,364	17.02
Checking and NOW accounts (0.00% to 1.15%)	67,310,872	14.85	53,295,874	12.29

	165,356,566	36.47	165,247,744	38.12

Certificate accounts:
1% to 3.99%	131,297,564	28.95	37,971,703	8.76
4% to 4.99%	129,812,771	28.62	52,043,304	12.01
5% to 5.99%	27,026,235	5.96	176,780,080	40.78
6% to 6.99%	—	0.00	1,048,312	0.24
7% to 7.99%	—	0.00	396,504	0.09

	288,136,570	63.53	268,239,903	61.88

Total	$453,493,136	100.00%	$433,487,647	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2008 and 2007 are $96,059,809 and $84,681,268, respectively. Currently amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Interest expense on deposits consisted of the following for the years ended September 30, 2008, 2007, and 2006:

	2008	2007	2006

Savings accounts	$302,991	$421,626	$500,036
Checking and NOW accounts	377,676	246,004	192,468
Money market accounts	2,142,224	2,327,333	1,033,629
Certificates of deposit	11,807,515	12,391,925	10,572,555

	$14,630,406	$15,386,888	$12,298,688

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 8 - Deposits (Continued)

The following is a schedule of certificates of deposit maturities as of September 30, 2008:

2009	$147,251,945
2010	88,172,846
2011	38,740,472
2012	6,940,459
2013	2,268,228
Thereafter	4,762,620

$288,136,570

Deposits from related parties held by the Company at September 30, 2008 and 2007 amounted to $2,772,969 and $2,638,483, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $50,000,000 of which $8,500,000 and $8,000,000 was outstanding at September 30, 2008 and 2007, respectively. The interest rate on the line of credit at September 30, 2008 and 2007 was 2.02% and 5.11%, respectively.

The summary of long-term borrowings as of September 30, 2008 and 2007 are as follows:

	Weighted Average Rate	2008	2007
Due by September 30:
2008	—	$—	$3,000,000
2009	5.00%	9,355,109	9,000,000
2010	6.32	40,000,000	46,386,902
2011	6.72	12,943,338	5,000,000
2012	—	—	—
2013	—	—	—
Thereafter	2.22	43,000,000	—

Total FHLB Advances	5.40%	$105,298,447	$63,386,902

At September 30, 2008, the Company had a maximum borrowing capacity of approximately $337,376,000 available from the FHLB, of which $113,798,447 was outstanding, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 9 - Borrowings (Continued)

The following table sets forth certain information regarding the FHLB line of credit at or for the dates indicated:

	At or for the Year Ended September 30,
	2008	2007

Average balance outstanding	$8,250,000	$7,750,000
Maximum amount outstanding at any month-end	25,000,000	8,000,000
Balance outstanding	8,500,000	8,000,000
Weighted average interest rate at end of year	2.02%	5.11%

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 10 - Fair Value of Financial Instruments

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methods. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. SFAS No. 107 excludes certain financial instruments and all non-financial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2008 and 2007. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2008 and 2007 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents

For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

Investment Securities

The fair value of investment securities is based on quoted market prices.

Loans Receivable

The fair value of loans is estimated based on present values of cash flows using interest rates currently offered for loans with similar terms to borrowers of similar credit quality.

Restricted Stock

The carrying amount of restricted stock approximates fair value based on the stock’s redemption provisions which are at par value.

Accrued Interest Receivable and Payable

The carrying amount of accrued interest receivable and payable approximates fair value.

Mortgage Servicing Rights

The carrying amount of mortgage servicing rights approximates fair value.

Deposits

The fair value of non-interest bearing demand, passbook, checking, club and money market demand accounts is the amount reported in the financial statements. The fair value of certificates of deposit is based on a present value of cash flows estimated using rates currently offered for deposits with similar remaining maturities.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 10 - Fair Value of Financial Instruments (Continued)

Borrowings

The fair value of long-term borrowings from the Federal Home Loan Bank is estimated using discounted cash flow analyses, based on rates currently available to the Company for advances from the Federal Home Loan Bank with similar terms and remaining maturities. For short-term borrowings, the carrying amount is a reasonable estimate of fair value.

Off-Balance Sheet Financial Instruments

Fair values for the Company’s off-balance sheet financial instruments (lending commitments) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2008 and 2007 are as follows:

	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$12,922,297	$12,922,297	$18,966,750	$18,966,750
Investment securities available for sale	21,968,607	21,968,607	29,098,177	29,098,177
Investment securities held to maturity	2,869,837	2,830,221	1,479,085	1,447,035
Loans receivable, including loans held for sale	571,536,460	574,890,371	475,450,632	471,015,566
Accrued interest receivable	2,452,694	2,452,694	2,415,577	2,415,577
Restricted stock	6,895,673	6,895,673	4,559,873	4,559,873
Mortgage servicing rights	434,280	434,280	370,934	370,934

Financial liabilities:
Deposits	453,493,136	455,301,487	433,487,647	429,752,500
Short-term borrowings	8,500,000	8,500,000	8,000,000	8,000,000
Long-term borrowings	105,298,447	105,364,291	63,386,902	64,829,150
Accrued interest payable	894,061	894,061	1,098,779	1,098,779

	2008			2007
	Contract Amount	Carrying Amount	Estimated Fair Value	Contract Amount	Carrying Amount	Estimated Fair Value

Off-balance-sheet financial instruments:
Commitments to extend credit	$5,547,401	$—	$—	$4,977,100	$—	$—
Unused lines of credit	78,609,905	—	—	71,674,634	—	—
Standby letters of credit	3,070,575	—	—	2,276,787	—	—

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 11 - Income Taxes

Deferred income taxes at September 30, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Unrealized loss on investments available for sale	$174,733	$178,070
Allowance for loan losses	1,871,534	1,543,989
Nonaccrual interest	192,986	40,126
Supplemental Employee Retirement Plan	210,027	165,330
Charitable contributions	258,340	—
Other	—	141

Total Deferred Tax Assets	2,707,620	1,927,656

Deferred tax liabilities:
Depreciation	(128,540)	(214,871)
Mark-to-market adjustment on securities	(136,108)	(204,162)
Mortgage servicing rights	(147,655)	(126,118)
Other	(37,742)	(4,127)

Total Deferred Tax Liabilities	(450,045)	(549,278)

Deferred Tax Assets, Net	$2,257,575	$1,378,378

Prior to 2007, for federal income tax purposes, in accordance with Internal Revenue Code IRC Section 475, the Company recognized the change in unrealized gains (losses) on investment securities available for sale through current taxable income. In 2007, the Company did not elect IRC Section 475. The mark-to-market adjustment recorded at September 30, 2006 will be recognized over four years in accordance with the IRC Code.

Income tax expense for the years ended September 30, 2008, 2007, and 2006 was comprised of the following:

	2008	2007	2006

Federal:
Current	$1,388,930	$1,572,088	$1,370,439
Deferred	(882,534)	(598,908)	56,860

	506,396	973,180	1,427,299

State, current	123,328	149,990	361,138

	$629,724	$1,123,170	$1,788,437

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 11 - Income Taxes (Continued)

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	2008	2007	2006

At federal statutory rate	$707,890	$1,201,818	$1,697,610
Adjustments resulting from:
State tax, net of federal benefit	81,396	98,993	238,351
Tax-exempt interest	(41,430)	(53,126)	(80,783)
Low-income housing credit	(40,902)	(40,902)	(40,901)
Earnings on bank-owned life insurance	(118,501)	(76,952)	(68,350)
Other	41,271	(6,661)	42,510

	$629,724	$1,123,170	$1,788,437

The Company’s effective tax rate was 30.2%, 31.7%, and 35.8% in 2008, 2007 and 2006, respectively.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method. Upon repeal, the Company is required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988). The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions. The Company’s total tax bad debt reserves at September 30, 2008 and 2007 were approximately $1.6 million, of which $1.6 million represented the base year amount, and $-0- was subject to recapture.

Note 12 - Leases

Pursuant to the terms of a non-cancelable operating lease agreement expiring in March 2015, pertaining to Company property, future minimum rent commitments for the years ending September 30, are as follows:

2009	$84,000
2010	84,000
2011	84,000
2012	84,000
2013	84,000
Thereafter	126,000

$546,000

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 12 - Leases (Continued)

The Company receives rents from the lease of office and residential space owned by the Company. Future minimum rental commitments under these leases are:

Years ended September 30:
2009	$259,088
2010	61,393
2011	18,330
2012	18,690
2013	18,690
Thereafter	27,995

$404,186

Note 13 - Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit, and interest rate risk in excess of the amount recognized in the statements of financial condition.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer. The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers. Most letters of credit expire within one year. At September 30, 2008 and 2007, the uncollateralized portion of the letters of credit extended by the Company was approximately $3.1 million and $2.3 million. The current amount of the liability for guarantees under letters of credit is not material as of September 30, 2008 and 2007.

At September 30, 2008 and 2007, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007

Commitments to extend credit:
Future loan commitments	$5,547,401	$4,977,100
Undisbursed construction loans	49,718,329	43,346,232
Undisbursed home equity lines of credit	20,820,111	18,862,136
Undisbursed commercial lines of credit	7,195,329	8,566,029
Overdraft protection lines	876,136	900,237
Standby letters of credit	3,070,515	2,276,787

Total Commitments	$87,227,821	$78,928,521

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 13 - Commitments and Contingencies (Continued)

Commitments to grant loans at fixed rates at September 30, 2008 totaled $4,102,250 and had interest rates that ranged from 5.86% to 7.75%. Commitments to grant loans at variable rates at September 30, 2008 totaled $83,125,571 and had interest rates that ranged from 4.98% to 9.60%.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but generally includes personal or commercial real estate.

Unfunded commitments under commercial lines of credit are collateralized except for the overdraft protection lines of credit and commercial unsecured lines of credit. The amount of collateral obtained is based on management’s credit evaluation, and generally includes personal or commercial real estate.

The Company has employment contracts with certain members of executive management that in the event the Bank was to be purchased the Company’s liability would amount to approximately $1.5 million.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Note 14 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of September 30, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2008, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 14 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2008
Tangible Capital (to tangible assets)	$61,290,885	9.64%	$	≥9,535,456	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	61,290,885	9.64		≥25,427,881	≥4.00	$	≥31,784,852	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	61,290,885	12.40		≥19,776,910	≥4.00		≥29,665,366	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	65,923,410	13.33		≥39,553,821	≥8.00		≥49,442,276	≥10.00

As of September 30, 2007:
Tangible Capital (to tangible assets)	$44,321,829	8.03%	$	≥ 8,282,178	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	44,321,829	8.03		≥22,085,807	≥4.00	$	≥27,607,259	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	44,321,829	10.36		≥17,107,318	≥4.00		≥25,660,977	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	47,987,901	11.24		≥34,214,636	≥8.00		≥42,768,295	≥10.00

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2008 and 2007:

	2008	2007

Bank GAAP equity	$61,004,180	$44,039,175
Net unrealized loss on securities available-for-sale, net of income taxes	286,705	282,654

Tangible Capital, Core Capital, and Tier I Capital	61,290,885	44,321,829

Allowance for loan losses (excluding specific reserves of $871,987 and $875,071)	4,632,525	3,666,072

Total Risk-Based Capital	$65,923,410	$47,987,901

Malvern Federal Bancorp, Inc. and Subsidiaries
● Notes to Consolidated Financial Statements
September 30, 2008, 2007 and 2006

Note 15 – Condensed Financial Information - Parent Company Only

Condensed Statement of Financial Condition

September 30, 2008

Assets

Cash and Cash Equivalents	$798,427
Investment in subsidiaries	61,004,180
Investment securities available for sale	3,989,583
Loans receivable, net	2,614,747
Deferred income taxes, net	387,441
Other assets	41,321

Total Assets	$68,835,699

Liabilities and Shareholders’ Equity

Shareholders’ Equity	$68,835,699

Condensed Statement of Income

From May 20, 2008 to September 30, 2008

Income

Interest income	$80,669

Total Interest Income	80,669

Expenses

Charitable contribution to foundation	1,230,500
Other operating expenses	3,885

Total Other Expenses	1,234,385

Loss before Equity in Undistributed Net Income of Subsidiaries and Income Tax Benefit	(1,153,716)

Equity in Undistributed Net Income of Subsidiaries	1,073,993

Income tax benefit	392,263
Net Income	$312,540

Malvern Federal Bancorp, Inc. and Subsidiaries
●	Notes to Consolidated Financial Statements

September 30, 2008, 2007 and 2006

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statement of Cash Flows

From May 20, 2008 to September 30, 2008
Cash Flows from Operating Activities
Net income	$312,540
Undistributed loss of subsidiaries	(1,073,993)
Deferred income taxes	(392,264)
Other assets	(41,321)

Net Cash Used in Operating Activities	(1,195,038)

Cash Flows from Investing Activities
Purchases of investment securities	(3,975,400)
Loan originations and principal collections, net	(2,614,747)

Net Cash Used in Investing Activities	(6,590,147)

Cash Flows from Financing Activities
Proceeds from stock issuance, net of offering costs	26,123,394
Investment in subsidiary	(17,329,037)
Capitalization of Mutual Holding Company	(100,000)
Cash dividends paid	(110,745)

Net Cash Provided by Financing Activities	8,583,612

Net Increase in Cash and Cash Equivalents	798,427

Cash and Cash Equivalents - Beginning	—

Cash and Cash Equivalents - Ending	$798,427

Since Malvern Federal Bancorp, Inc. was formed on May 19, 2008, no condensed financial information is presented for October 1, 2007 through May 19, 2008, or for fiscal years ending September 30, 2007 or 2006.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          Not Applicable.

Item 9A(T). Controls and Procedures.

          Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

          This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to the transition period established by the rules of the Securities and Exchange Commission for newly public companies. Under the applicable rules of the Securities and Exchange Commission for newly formed public companies, we anticipate that a report on management’s assessment regarding internal control over financial reporting will be included in the Company’s Annual Report on Form 10-K for the fiscal year ending September 30, 2009.

          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

          The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held in January 2009 (the “Proxy Statement”).

          The Company has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of the Company and the Bank. A copy of the Code of Ethics is available on the Company’s website at www.malvernfederal.com.

Item 11. Executive Compensation.

          The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation” in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required herein is incorporated by reference from the information contained in the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

          The information required herein is incorporated by reference from the information contained in the sections captioned “Management Compensation – Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14. Principal Accounting Fees and Services.

          The information required herein is incorporated by reference from the information contained in the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal Two) – Audit Fees” in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	The following financial statements are incorporated by reference from Item 8 hereof:

	Report of Independent Registered Public Accounting Firm	55
	Consolidated Statements of Financial Condition	56
	Consolidated Statements of Income	57
	Consolidated Statements of Changes in Shareholders’ Equity	58
	Consolidated Statements of Cash Flows	59
	Notes to Consolidated Financial Statements	60

(2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

          The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Charter of Malvern Federal Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(3)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(3)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and David Prizer*	(3)
10.4	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Cordine Scartozzi*	(3)
10.5	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Edward P. Shanaughy, II*	(3)

No.	Description	Location
10.6	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(3)
10.7	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Ronald Anderson*	(3)
10.8	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(3)
10.9	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Gerard M. McTear, Jr.*	(3)
10.10	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and William E. Hughes, Jr.*	(3)
10.11	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Ronald Anderson*	(4)
10.12	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Dennis Boyle*	(4)
10.13	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Gerard M. McTear, Jr.*	(4)
10.14	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and William E. Hughes, Jr.*	(4)
23.0	Consent of Beard Miller Company LLP	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Federal Bancorp’s registration statement on Form S-1, filed December 19, 2007 (SEC File No. 333-148169).

(2)
Incorporated by reference from the like-numbered exhibit included in the Pre-Effective Amendment No. 1 to Malvern Federal Bancorp’s registration statement on Form S-1, filed January 31, 2008 (SEC File No. 333-148169).

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 16, 2008 and filed December 16, 2008 (SEC File No. 001-34051).

(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of August 5, 2008 and filed August 11, 2008 (SEC File No. 001-34051).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

December 16, 2008	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ronald Anderson	Director, President and Chief Executive Officer	December 16, 2008
Ronald Anderson	(principal executive officer)

/s/ F. Claire Hughes, Jr.	Chairman of the Board	December 16, 2008
F. Claire Hughes, Jr.

/s/ John B. Yerkes, Jr.	Vice Chairman of the Board	December 16, 2008
John B. Yerkes, Jr.

/s/ Joseph E. Palmer, Jr.	Director	December 16, 2008
Joseph E. Palmer, Jr.

/s/ David R. Prizer	Director	December 16, 2008
David R. Prizer

/s/ Cordine Scartozzi	Director	December 16, 2008
Cordine Scartozzi

/s/ Edward P. Shanaughy, II	Director	December 16, 2008
Edward P. Shanaughy, II

/s/ Kristin S. Camp	Director	December 16, 2008
Kristin S. Camp

/s/ George E. Steinmetz	Director	December 16, 2008
George E. Steinmetz

/s/ Dennis Boyle	Senior Vice President and Chief Financial Officer	December 16, 2008
Dennis Boyle	(principal financial and accounting officer)