Form 10-Q
period 2008-12-31
MALVERN FEDERAL BANCORP INC
filed 2009-02-13
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
☐ Yes      ☒ No
APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 13, 2009, 6,152,500 shares of the Registrant’s common stock were issued and outstanding.
____________________

PART I - FINANCIAL INFORMATION

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Financial Condition (Unaudited)

	December 31, 2008	September 30, 2008

Assets

Cash and due from depository institutions	$5,948,247	$5,727,820
Interest bearing deposits in depository institutions	5,680,899	7,194,477

Cash and Cash Equivalents	11,629,146	12,922,297

Investment securities available for sale	21,827,343	21,968,607
Investment securities held to maturity (fair value of $2,809,928 and $2,830,221, respectively)	2,748,206	2,869,837
Restricted stock, at cost	6,566,973	6,895,673
Loans receivable, net of allowance for loan losses of $4,799,347 and $5,504,512, respectively	589,717,461	571,536,460
Accrued interest receivable	2,181,961	2,452,694
Property and equipment, net	9,118,424	9,018,484
Deferred income taxes, net	2,166,010	2,257,575
Bank-owned life insurance	13,222,100	8,135,630
Real estate owned	3,536,343	230,262
Other assets	1,329,158	1,221,188

Total Assets	$664,043,125	$639,508,707

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$19,472,872	$18,470,229
Deposits-interest-bearing	456,449,034	435,022,907

Total Deposits	475,921,906	453,493,136

FHLB line of credit	8,000,000	8,500,000
FHLB advances	105,707,721	105,298,447
Advances from borrowers for taxes and insurance	2,581,841	1,579,203
Accrued interest payable	1,283,550	894,061
Other liabilities	1,208,628	908,161

Total Liabilities	594,703,646	570,673,008

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01par value, 40,000,000 shares authorized, issued and outstanding: 6,152,500 shares	61,525	61,525
Additional paid-in capital	25,955,973	25,959,169
Retained earnings	46,068,628	45,663,389
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,534,646)	(2,571,028)
Accumulated other comprehensive loss	(212,001)	(277,356)
Total Shareholders’ Equity	69,339,479	68,835,699

Total Liabilities and Shareholders’ Equity	$664,043,125	$639,508,707

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
	2008	2007
Interest and Dividend Income

Loans, including fees	$8,678,487	$7,779,464
Investment securities, taxable	210,446	281,928
Investment securities, tax-exempt	20,882	26,448
Dividends, restricted stock	-	65,139
Interest-bearing cash accounts	5,506	70,829

Total Interest and Dividend Income	8,915,321	8,223,808

Interest Expense

Deposits	3,513,859	4,011,278
Short-term borrowings	1,281	45,151
Long-term borrowings	1,331,953	957,444

Total Interest Expense	4,847,093	5,013,873

Net Interest Income	4,068,228	3,209,935

Provision for Loan Losses	445,000	128,000

Net Interest Income after Provision for Loan Losses	3,623,228	3,081,935

Other Income

Service charges and other fees	303,590	295,708
Rental income	63,386	62,795
Gain on sale of investment securities available for sale, net	17,796	-
Gain on sale of loans, net	-	42,788
Earnings on bank owned life insurance	86,470	87,561

Total Other Income	471,242	488,852

Other Expenses

Salaries and employee benefits	1,558,300	1,391,610
Occupancy expense	442,905	465,817
Federal deposit insurance premiums	81,677	12,128
Advertising	152,876	111,245
Data processing	306,745	246,415
Professional fees	281,663	113,818
Other operating expenses	525,069	385,160

Total Other Expenses	3,349,235	2,726,193

Income before Income Taxes	745,235	844,594

Income Taxes	229,251	278,779
Net Income	$515,984	$565,815
Basic Earnings Per Share	$0.09	N/A
Dividend Declared Per Share	$0.04	N/A

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
Balance, October 1, 2007	$-	$-	$44,321,829	$-	$(282,654)	$44,039,175
Comprehensive Income:
Net Income	-	-	565,815	-	-	565,815
Net change in unrealized loss on securities available for sale, net of tax effect	-	-	-	-	91,446	91,446
Total Comprehensive Income	-	-	-	-	-	657,261

Balance, December 31, 2007	$-	$-	$44,887,644	$-	$(191,208)	$44,696,436

Balance, October 1, 2008	$61,525	$25,959,169	$45,663,389	$(2,571,028)	$(277,356)	$68,835,699
Comprehensive Income:
Net Income	-	-	515,984	-	-	515,984
Net change in unrealized loss on securities available for sale, net of tax effect	-	-	-	-	65,355	65,355
Total Comprehensive Income	-	-	-	-	-	581,339
Cash dividend declared ($0.04 per share)	-	-	(110,745)	-	-	(110,745)
Committed to be released ESOP shares	-	(3,196)	-	36,382	-	33,186

Balance, December 31, 2008	$61,525	$25,955,973	$46,068,628	$(2,534,646)	$(212,001)	$69,339,479

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$515,984	$565,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	232,886	233,605
Provision for loan losses	445,000	128,000
Deferred income taxes	26,027	(141,688)
ESOP expenses	33,186	-
Amortization of premiums and discounts on investments securities, net	350,351	258,097
Amortization of mortgage servicing rights	24,500	29,585
Net gain on sale of investment securities available for sale	(17,796)	-
Net gain on sale of loans	-	(42,788)
Decrease in accrued interest receivable	270,733	223,037
Increase in accrued interest payable	389,489	62,002
Increase (decrease) in other liabilities	300,467	(6,397)
Earnings on bank-owned life insurance	(86,470)	(87,561)
Increase in other assets	(132,470)	(576,730)
Amortization of loan origination fees and costs	(174,294)	(219,548)
Increase in income tax payable	-	187,432

Net Cash Provided by Operating Activities	2,177,593	612,860

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	109,911	42,785
Investment securities available for sale	449,866	8,955,313
Proceeds from sales, investment securities available for sale	1,143,619	-
Purchases of investment securities available for sale	(1,642,163)	-
Proceeds from sale of loans	-	9,301,059
Purchase of other real estate owned	(780,281)	-
Loan purchases	(15,396,557)	(20,239,811)
Loan originations and principal collections, net	(5,580,950)	2,554,455
Purchases of bank-owned life insurance	(5,000,000)	-
Net (increase) decrease in FHLB stock	328,700	88,000
Purchases of property and equipment	(332,826)	(115,448)

Net Cash (Used in) Provided by Investing Activities	(26,700,681)	586,352

Cash Flows from Financing Activities
Net increase (decrease) in deposits	22,428,770	(8,236,287)
Net decrease in short-term borrowings	(500,000)	(4,000,000)
Proceeds from long-term borrowings	5,000,000	4,000,000
Repayment of long-term borrowings	(4,590,726)	(3,357,178)
Increase in advances from borrowers for taxes and insurance	1,002,638	966,546
Cash dividend paid	(110,745)	-

Net Cash Provided by (Used In) Financing Activities	23,229,937	(10,626,919)

Net Decrease in Cash and Cash Equivalents	(1,293,151)	(9,427,707)

Cash and Cash Equivalents – Beginning	12,922,297	18,966,750

Cash and Cash Equivalents – Ending	$10,540,146	$9,539,043

Supplementary Cash Flows Information
Interest paid	$4,457,604	$4,951,871

Income taxes paid	$-	$213,000

Non-cash transfer of loans to foreclosed real estate	$2,525,800	$212,500

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, formed on September 26, 2008 for the purpose of managing certain investment securities, and Malvern Federal Savings Bank (the “Bank”) and its subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans through the Bank’s seven full-service branches in Chester County, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of December 31, 2008 and 2007, SAMG’s total assets were $50,989 and $36,810, respectively.  The net loss of SAMG for the three months ended December 31, 2008 and 2007 was $425 and $600, respectively.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On May 19, 2008 Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock.  In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation.  The Mutual Holding Company is a federally chartered mutual holding company.  The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision.  Malvern Federal Mutual Holding Company owns 55% of Malvern Federal Bancorp’s outstanding common stock after the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc.  In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  The offering resulted in approximately $26.0 million in net proceeds.  The financial statements prior to the reorganization are the financial statements of the Bank.  An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock.  Principal and interest payments of the loan are being made quarterly over a term of 18 years at an interest rate of 5.0%.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at December 31, 2008 and September 30, 2008 and for the quarter ended December 31, 2008 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries, Malvern Federal Savings Bank and its subsidiaries, and Malvern Federal Holdings, Inc.  For the quarter ended December 31, 2007, the consolidated financial statements are of Malvern Federal Savings Bank and its subsidiary, Strategic Asset Management Group, Inc.  All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, statement of income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  The results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected the fiscal year ending September 30, 2009, or any other period.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, and the evaluation of other-than-temporary impairment of investment securities and restricted stock.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from depository institutions and interest bearing deposits at other institutions.

The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available.  Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal.

The Bank is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $2,006,000 and $1,840,000 at December 31, 2008 and September 30, 2008, respectively.

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

Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from real estate owned.

Restricted Stock

Restricted stock, which represents required investments in the common stock of a correspondent bank, is carried at cost and as of December 31, 2008 and September 30, 2008, and consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In December 31, 2008 the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management evaluated the restricted stock for impairment in accordance with Statement of Position (“SOP”) 01-6, “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others.”  Management’s determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the  level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Management believes no impairment charge is necessary related to the restricted stock as of December 31, 2008.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $82,993, and $80,151, for the three months ended December 31, 2008, and 2007, respectively.

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $652,802 and $617,724 at December 31, 2008 and September 30, 2008, respectively.  The expense associated with the Plans for the three months ended December 31, 2008 and 2007 was $35,078 and $32,935, respectively.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the shareholders’ equity section of the statements of financial condition, such items, along with net income, are components of comprehensive income.

The components of other comprehensive income and related tax effects are as follows for the three months ended December 31:

	2008	2007

Unrealized holding gains on available for sale securities	$148,689	$149,057
Reclassification adjustment for gains included in net income	(17,796)	-

Net Unrealized Gains	130,893	149,057

Income tax expense	65,538	57,611

Net of Tax Amount	$65,355	$91,446

The change in income tax expense is due a reduction in our effective combined federal and state rate attributable to the formation of the two Delaware investment companies on September 26, 2008.

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

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

FSP FAS 140-4 and FIN 46(R)-8

In December 2008, the FASB issued FSP SFAS 140-4 and FASB Interpretation (“FIN”) 46(R)-8, “Disclosures by Public Entities (“Enterprises”) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4” and “FIN 46(R)-8”). FSP SFAS 140-4 and FIN 46(R)-8 amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46(R)-8 are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46(R) are effective for reporting periods ending after December 15, 2008. This pronouncement was adopted during the quarter ended December 31, 2008 by the Company.  The adoption of FSP FAS 140-4 and FIN 46(R)-8 had no material impact on our consolidated financial position or results of operations.
FSP EITF 99-20-1

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The adoption of FSP EITF 99-20-1 had no material impact on our consolidated financial position or results of operations.

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations”.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

EITF 08-6

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, “Equity Method Investment Accounting Considerations”.  EITF 08-6 clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities.  As of December 31, 2008 and for the quarter then ended, the Company did not issue and does not have any outstanding CSEs.  For the three months ended December 31, 2008, earning per share is shown below.  For the three months ended December 31, 2007, there were no shares of common stock outstanding.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

Three Months Ended December 31, 2008

Net Income	$515,984

Weighted average shares outstanding	6,152,500
Average unearned ESOP shares	(235,014)
Weighted average shares outstanding - basic	5,917,486
Earnings per share – basic	$0.09

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees.  Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP.  The loan is being repaid in quarterly installments through 2026 at 5%.  Shares are released to participants proportionately as the loan is repaid and 3,351 shares were committed to be released for the three months ended December 31, 2008.  ESOP expense was $33,186 for the three months ended December 31, 2008.  At December 31, 2008, there were 233,361 unallocated shares, at an average price of $10.86 per share held by the ESOP having an aggregate market value of $2,534,300.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

Investment securities available for sale at December 31, 2008 and September 30, 2008 consisted of the following:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$1,000,000	24,928	-	$1,000,000
FHLB notes	6,485,572	114,583	-	6,600,155
Tax-exempt securities	2,202,094	5,081	(451)	2,206,724
Trust preferred securities	1,000,000	-	(451,110)	548,890

	10,687,666	144,592	(451,561)	10,380,697
Mortgage-backed securities:
FNMA:
Adjustable	5,593,277	38,284	(25,173)	5,606,388
Fixed	2,633,244	3,439	(3,253)	2,633,430
Balloon	690,874	-	(11,085)	679,789
FHLMC:
Adjustable	1,373,606	-	(38,741)	1,334,865
Fixed	932,951	29,185	-	962,136
GNMA, adjustable	236,920	-	(6,882)	230,038

	11,460,872	70,908	(85,134)	11,446,646

	$22,148,538	$215,500	$(536,695)	$21,827,343

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$998,599	$6,089	$-	$1,004,688
FHLB notes	6,983,752	15,740	(21,054)	6,978,438
Tax-exempt securities	2,321,165	3,644	(13,181)	2,311,628
Trust preferred securities	1,000,000	-	(247,889)	752,111

	11,303,516	25,473	(282,124)	11,046,865
Mortgage-backed securities:
FNMA:
Adjustable	4,236,230	11,106	(52,887)	4,194,449
Fixed	2,786,522	-	(115,597)	2,670,925
Balloon	729,037	-	(9,084)	719,953
FHLMC:
Adjustable	1,499,909	285	(32,026)	1,468,168
Fixed	1,601,079	11,844	(3,938)	1,608,985
GNMA, adjustable	264,402	257	(5,397)	259,262

	11,117,179	23,492	(218,929)	10,921,742

	$22,420,695	$48,965	$(501,053)	$21,968,607

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at December 31, 2008 and September 30, 2008 consisted of the following:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
GNMA, adjustable	$326,870	$1,695	$(1,310)	$327,255
GNMA, fixed	3,052	164	-	3,216
FNMA, fixed	2,418,284	61,174	-	2,479,458

	$2,748,206	$63,033	$(1,310)	$2,809,929

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
GNMA, adjustable	$340,327	$2,975	$(1,051)	$342,251
GNMA, fixed	3,287	1	-	3,288
FNMA, fixed	2,526,223	-	(41,541)	2,484,682

	$2,869,837	$2,976	$(42,592)	$2,830,221

At December 31, 2008, the Company’s unrealized loss on trust preferred securities was $451,000 compared to $248,000 at September 30, 2008.  Management believes that the increased loss on such securities in fiscal 2009 was due primarily to changes in broad market interest rates and the continued illiquidity in the financial markets. Management believes that historic changes in the economy and interest rates have caused the pricing of all securities, and specifically trust-preferred securities to widen dramatically over treasuries during the December 2008 quarter. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. Management believes that the value of these securities will recover over time as long-term market interest rates move and as the market environment improves.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable

Loans receivable consisted of the following at December 31, 2008 and September 30, 2008:

	At December 31, 2008	At September 30, 2008
Mortgage Loans:
One-to four-family	$258,387,096	$248,118,373
Multifamily	1,809,635	1,906,328
Construction or development	47,068,603	45,451,367
Land loans	3,777,013	4,529,976
Commercial real estate	140,637,473	138,522,139
Total Mortgage Loans	451,679,820	438,528,183

Commercial Loans	17,284,027	17,259,581

Consumer loans:
Home equity lines of credit	14,968,806	12,392,703
Second mortgages	105,325,628	103,741,105
Other	1,268,472	1,303,639
Total Consumer Loans	121,562,906	117,437,447
Total Loans	590,526,753	573,225,211

Deferred loan costs, net	3,990,055	3,815,761
Allowance for loan losses	(4,799,347)	(5,504,512)
	$589,717,461	$571,536,460

Included in loans receivable were nonaccrual loans in the amount of $7,395,396 and $8,584,784, at December 31, 2008 and September 30, 2008, respectively.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $130,086, $135,328 and $514,255 for the three months ended December 31, 2008 and 2007 and the year ended September 30, 2008, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three Months Ended December 31, 2008	Three Months Ended December 31, 2007	Year Ended September 30, 2008

Balance at beginning of period	$5,504,512	$4,541,143	$4,541,143

Provision for loan losses	445,000	128,000	1,608,506

Charge-offs	(1,151,074)	(16,721)	(649,937)
Recoveries	909	2,100	4,800

Net Charge-offs	(1,150,165)	(14,621)	(645,137)

Balance at end of period	$4,799,347	$4,654,522	$5,504,512

As of December 31, 2008 and September 30, 2008, the Company had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” with a total recorded investment of $1,123,457 and $3,487,949, respectively, with a related allowance for loan losses of $168,519 and $871,987, respectively.  As of December 31, 2008 there were no additional impaired loans.  For the year ended September 30, 2008 there were approximately $2,806,000, of additional impaired loans for which no specific reserves has been recorded based on fair value of collateral and expected future cash flows.  The average recorded investment in impaired loans for the quarter ended December 31, 2008 and 2007 and year ended September 30, 2008, was $1,123,457, $4,619,394 and $6,600,632, respectively.  During the quarter ended December 31, 2008 there were no cash collections on impaired loans.  For the quarter ended December 31, 2007 and the year ended September 30, 2008, cash collections on impaired loans were $64,478 and $154,511, respectively.

At December 31, 2008, no additional funds were committed to be advanced in connection with impaired loans.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Tangible Capital (to tangible assets)	$61,804,666	9.38%	$9,887,016	1.50%	N/A
Core Capital (to adjusted tangible assets)	61,804,666	9.38	26,365,376	4.00	$32,956,720	5.00%
Tier 1 Capital (to risk-weighted assets)	61,804,666	12.08	20,470,711	4.00	30,706,067	6.00
Total risk-based Capital (to risk-weighted assets)	66,604,012	13.01	40,941,422	8.00	51,176,778	10.00

As of September 30, 2008:
Tangible Capital (to tangible assets)	$61,290,885	9.64%	$9,535,456	1.50%	N/A
Core Capital (to adjusted tangible assets)	61,290,885	9.64	25,427,881	4.00	$31,784,852	5.00%
Tier 1 Capital (to risk-weighted assets)	61,290,885	12.40	19,776,910	4.00	29,665,366	6.00
Total risk-based Capital (to risk-weighted assets)	65,923,410	13.33	39,553,821	8.00	49,442,276	10.00

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Under SFAS No. 157, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

●	Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

●
Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

●
Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Under SFAS No. 157, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in SFAS No. 157.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2008, the Company did not have any assets that were measured at fair value on a recurring basis that use Level 3 measurements.

Following is a description of valuation methodologies used for assets recorded at fair value

Investment and Mortgage-backed Securities Available for Sale—Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company has no Level 1 securities as of December 31, 2008. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Fair Value Measurements (Continued)

Real Estate Owned—Real estate owned includes foreclosed properties securing commercial and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our current portfolio of real estate owned is comprised of such properties and, accordingly, we classify real estate owned as Level 3. Our increase in real estate owned during the quarter was due solely to additions to that category of asset. During the quarter ended December 31, 2008 there was a reduction in valuation of a property in other real estate owned of $25,000.

Impaired Loans—Impaired loans are evaluated and valued at the time the loan is identifies as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client’s business.  Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The table below presents the balances of asset measured at fair value on a recurring basis:

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$10,380,697	$-	$10,380,697	$-
Mortgage-backed securities available for sale	11,446,646	-	11,446,646	-

Total	$21,827,343	$-	$21,827,343	$-

For assets measured at fair value on a nonrecurring basis in 2008 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2008:

	December 31, 2008
	Total	Level 1	Level 2	Level 3

Real estate owned	$3,536,343	$-	$-	$3,536,343
Impaired loans	1,123,457	-	-	1,123,457

Total	$4,659,800	$-	$-	$4,659,800

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Federal Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Federal Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Federal Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Federal Bancorp, Inc. will be engaged. Malvern Federal Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

General

On May 19, 2008, Malvern Federal Savings Bank ("Malvern Federal Savings" or the "Bank") completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the "Company") to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the "Mutual Holding Company"), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.

The Company is a federally chartered corporation which owns all of the issued and outstanding shares of the Bank's common stock, the only shares of equity securities which the Bank has issued.  While the Company is authorized to pursue all activities permitted by applicable laws and regulations for savings and loan holding companies, the Company’s only business activity to date has been holding all of the outstanding common stock of Malvern Federal Savings.  Malvern Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company employs only persons who are officers of Malvern Federal Savings to serve as officers of the Company.  The Company also may use the Bank's support staff from time to time.  These persons are not separately compensated by Malvern Federal Bancorp.

Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania.  The Bank currently conducts its business from its headquarters and seven additional financial centers.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank's principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the FHLB.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

Critical Accounting Policies

In reviewing and understanding financial information for the Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our unaudited financial statements included elsewhere herein. The accounting and financial reporting policies of Malvern Federal Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at December 31, 2008 and September 30, 2008

Total assets of the Company amounted to $664.0 million at December 31, 2008 compared to $639.5 million at September 30, 2008, an increase of $24.5 million or 3.83%.  Our net loans receivable increased by $18.2 million, or 3.18%, to $589.7 million at December 31, 2008 compared to $571.5 million at September 30, 2008.  Total investment securities (available for sale and held to maturity) increased $826,000, or 3.2%, from September 30, 2008 to December 31, 2008.  The increase in investment securities during the first three months of fiscal 2009 was due to purchases of $819,000 in mortgage backed securities and tax free investment securities during the quarter as well as investments of $1.1 million in certificates of deposit with other depository institutions.  Cash and cash equivalents decreased $1.3 million, or 10.01%, from September 30, 2008 to December 31, 2008.  The decrease in cash and cash equivalents primarily reflects the use of cash to fund loan demand and deposit outflows.

At December 31, 2008, we had $3.5 million of real estate owned compared to $230,000 at September 30, 2008.  During the quarter we foreclosed upon a mixed-use building located in Philadelphia which had secured a $3.5 million commercial real estate loan which had been classified as impaired beginning in fiscal 2007.  In addition, at December 31, 2008, $985,000 of the Company’s real estate owned consisted of eight single-family properties located in Montgomery County, Pennsylvania that secured a $230,000 second lien position held by the Company on three loans made to one borrower for the purpose of making improvements to rental properties.  The Company acquired the title on these properties during the three months ended December 31, 2008 in order to sell the real estate.

Our total liabilities at December 31, 2008, amounted to $594.7 million compared to 570.7 million at September 30, 2008.  The primary reason for the $24.0 million, or 4.2% increase in total liabilities was a $22.4 million increase in our deposits and a $409,000 increase in long-term FHLB advances.  Subsequent to the reorganization, we moderately increased our use of leverage in the form of FHLB advances as an additional source of funds.

Our shareholders’ equity increased by $504,000 to $69.3 million at December 31, 2008 compared to $68.8 million at September 30, 2008.  The increase in shareholders’ equity was due to the $516,000 in net income for the three months ended December 31, 2008.  Our ratio of equity to assets was 10.44% at December 31, 2008.

The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  Our non-performing assets include troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include real estate owned and other assets acquired in settlement of loans.

	December 31,	September 30,
	2008	2008
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family	$2,866	$1,402
Multi-family	-	-
Commercial real estate	2,837	4,050
Construction or development	-	1,695
Land loans	-	-
Commercial	561	561
Home equity lines of credit	239	205
Second mortgages	881	672
Other	11	-
Total non-accruing	7,395	8,585
Restructured loans	98	103
Total non-performing loans	7,493	8,688
Real estate owned and other foreclosed assets:
One-to four-family	-	230
Commercial real estate	3,536	-
Total	3,536	230
Total non-performing assets	$11,029	$8,918
Ratios:
Non-performing loans as a percent of gross loans	1.27%	1.52%
Non-performing assets as a percent of total assets	1.66%	1.39%

Comparison of Our Operating Results for the Three Months Ended December 31, 2008 and 2007

General. Our net income was $516,000 for the three months ended December 31, 2008 compared to net income of $566,000 for the three months ended December 31, 2007.  The primary reasons for the $50,000 decrease in net income in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 were increases in other expenses of $623,000 and in the provision for loan losses of $317,000, which were partially offset by a $858,000 increase in net interest income and a $50,000 reduction in income tax expense.  The increase in other expenses was due to a $168,000 increase in professional fees incurred, a $167,000 increase in salaries and employee benefits, a $70,000 increase in FDIC deposit insurance premiums, a $42,000 increase in advertising expense and a $60,000 increase in data processing expense.  Since January 1, 2007 our deposit insurance assessment has been substantially reduced by a $303,000 special one time credit.  There was no remaining credit as of December 31, 2008.  Accordingly, our deposit insurance assessment could be substantially higher in future periods depending on the premium rates set by the Federal Deposit Insurance Corporation for such periods.  Effective January 1, 2009, assessment rates increased uniformly by 5 basis points, annually, across the range of risk weightings of depository institutions.  Like most financial institutions, we continue to experience the effects of interest rate compression.  However, our interest rate spread of 2.19% and net interest margin of 2.58% for the three months ended December 31, 2008 increased when compared to a net interest spread of 2.06% and a net interest margin of 2.46% for the three months ended December 31, 2007.

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

	Three Months Ended December 31,
	2008			2007
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$591,510	$8,679	5.87%	$482,214	$7,780	6.45%
Investment securities	26,350	231	3.51	27,633	308	4.46
FHLB stock	6,351	-	0.00	4,442	65	5.87
Deposits in other banks	5,846	5	0.34	7,078	71	4.00
Total interest-earning assets	630,057	8,915	5.66%	521,367	8,224	6.31%
Non-interest-earning assets	22,596			18,150
Total assets	$652,653			$539,517

Interest Bearing Liabilities:
Demand and NOW accounts	$55,971	209	1.50	$34,894	67	0.77
Money market accounts	59,392	343	2.31	66,549	640	3.85
Savings accounts	37,605	50	0.53	38,241	91	0.95
Time deposits	297,431	2,912	3.92	266,912	3,213	4.82
Total deposits	450,399	3,514	3.12	406,596	4,011	3.95
FHLB borrowings	107,712	1,333	4.95	65,704	1,003	6.10
Total interest-bearing liabilities	558,111	4,847	3.47	472,300	5,014	4.25
Non-interest-bearing liabilities	24,238			22,995
Total liabilities	582,349			495,295
Stockholders’ Equity	70,304			44,222
Total liabilities and	$652,653			$539,517
stockholders’ equity
Net interest-earning assets	$71,946			$49,067
Net interest income; average interest rate spread		$4,068	2.19%		$3,210	2.06%
Net interest margin (2)			2.58%			2.46%
Average interest-earning assets to average interest-bearing liabilities	112.89%			110.39%
________________________
(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

 Interest Income.  Our total interest and dividend income was $8.9 million for the three months ended December 31, 2008 compared to $8.2 million for the three months ended December 31, 2007.  Interest income earned on loans increased in the three months ended December 31, 2008 over the prior comparable period in fiscal 2008 due primarily to growth in the loan portfolio.  During the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, the average balance of loans receivable increased by $109.3 million or 22.7% due primarily to growth in the Company's single-family residential mortgage loans, commercial and real estate loans and second mortgage loans.  The increases in interest income in the first quarter of fiscal 2009 from our loan portfolio were partially offset by lower income amounts earned on our investment securities portfolio primarily due to lower average balances. The recent elimination of dividends on FHLB stock reduced investment income in the amount of $65,000 during the three months ended December 31, 2008 compared to the same period in 2007. The average balances of investment securities decreased by $1.3 million during the three months ended December 31, 2008 compared to the comparable prior year period.

Interest Expense.  Our total interest expense was $4.8 million for the three months ended December 31, 2008 compared to $5.0 million for the three months ended December 31, 2007.  The $167,000 decrease in the fiscal 2009 period was due to a $497,000 decrease in interest expense on total deposits, which was partially offset by a $375,000 increase in expense on FHLB borrowings.  The increases in interest expense on FHLB borrowings primarily reflect an increase of the average balances of such liabilities in the fiscal 2009 period, reflecting our increased use of borrowings as a source of funds for new loan originations.  The average rate we paid on deposits decreased to 3.12% for the three months ended December 31, 2008 from 3.95% for the same period in 2007, while the average rate we paid on borrowed funds decreased to 4.95% in the first quarter of fiscal 2009 compared to 6.10% in fiscal 2008. The decrease in our deposit expense in the fiscal 2009 period was primarily due to a 90 basis point decrease in the average rate paid on time deposits. The average rate paid on our total interest-bearing liabilities was 3.47% for the three months ended December 31, 2008 compared to 4.25% for the three months ended December 31, 2007.

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

The provision for loan losses was $445,000 for the three months ended December 31, 2008 compared to $128,000 for the three months ended December 31, 2007.  The Company had approximately $1.2 million of net charge-offs to the allowance for loan losses for the three months ended December 31, 2008 compared to $14,000 of net charge-offs for the three months ended December 31, 2007.  The Company charged-off $1.2 million of a $3.5 million commercial real estate loan which was classified as impaired beginning in fiscal 2007 and which was secured by a mixed-use (medical offices and residential) building located in Philadelphia, Pennsylvania.  The Company foreclosed upon this loan in December 2008 and the building is now held as real estate owned. While we have no sub-prime mortgage loans in our portfolio, the charge-offs during the three months ended December 31, 2008, reflect, in part, the softening of the economy.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the three months ended December 31,		For the year ended September 30,
	2008	2007	2008
	(Dollars in Thousands)

Balance at beginning of period	$5,505	$4,541	$4,541
Provision for loan losses	445	128	1,609

Charge-offs:
Mortgage:
One-to four-family	-	14	144
Multi-family	-	-	-
Commercial real estate	-	-	90
Construction or development	-	-	-
Land loans	-	-	-
Commercial:
Real estate	1,152	-	-
Other	-	-	4
Consumer:
Home equity lines of credit	-	-	-
Second mortgages	-	-	393
Other	-	2	19
Total charge-offs	1,152	16	650
Recoveries:
Mortgage:
One-to four-family	-	-	-
Multi-family	-	-	-
Commercial real estate	-	-	-
Construction or development	-	-	-
Land loans	-	-	-
Commercial	-	-	-
Total recoveries	-	-	-
Consumer:
Home equity lines of credit	-	-	-
Second mortgages	-	1	2
Other	1	1	3
Total recoveries	1	2	5

Net charge-offs	1,151	14	645
Balance at end of period	$4,799	$4,655	$5,505

Ratios:
Ratio of allowance for loan losses to non-performing loans	64.05%	71.31%	63.36%
Ratio of net charge-offs to average loans outstanding annualized	0.78%	0.01%	0.12%
Ratio of net charge-offs to total allowance for loan losses annualizes	95.94%	1.17%	11.72%

Other Income.  Our total other, or non-interest, income was $471,000 for the three months ended December 31, 2008 compared to $489,000 for the three months ended December, 2007.  The $18,000 decrease in other income was due primarily to an $18,000 gain on the sale of investments available for sale during the fiscal 2009 quarter and an $8,000 increase in service charges and fees, which was more than offset by the absence of any gain on the sale of loans during the fiscal 2009 period compared to $43,000 of such gain in the first quarter of fiscal 2008.

Other Expenses.  Our total other, or non-interest, expenses were $3.3 million for the three months ended December 31, 2008 compared to $2.7 million for the three months ended December 31, 2007.  The primary reasons for the $623,000 increase in other expenses in the fiscal 2009 period were due to a $167,000 increase in salaries and employee benefits expenses, due primarily to an increase in the number of our employees as well as normal salary adjustments, a $168,000 increase in professional fees, primarily due to increased costs as a public company with reporting obligations under the Securities Exchange Act of 1934, a $140,000 increase in other operating expenses, due primarily to increases in personnel agency fees, loan expenses, contributions, and amortization of mortgage servicing rights, and a $60,000 increase in data processing expense.

Income Tax Expense.  Our income tax expense was $229,000 for the three months ended December 31, 2008 compared to $279,000 in expense for the three months ended December 31, 2007.  The change in tax expense for the first quarter in fiscal 2009 was due to the Company’s decrease in income before taxes for the three months ended December 31, 2008.  Our effective tax rate was 30.8% for the three months ended December 31, 2008 compared to 33.0% for the three months ended December 31, 2007.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2008, our cash and cash equivalents amounted to $11.6 million.  In addition, at such date our available for sale investment securities amounted to $21.8 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2008, we had certificates of deposit maturing within the next 12 months amounting to $187.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the three months ended December 31, 2008, the average balance of our outstanding FHLB advances was $107.7 million.  At December 31, 2008, we had $105.7 million in outstanding long-term FHLB advances and we had $240.3 million in additional FHLB advances available to us.  In addition, at December 31, 2008, we had a $50.0 million in line of credit with the FHLB, of which we had $8.0 million outstanding at such date and $42.0 million additional was available.

  The following table summarizes our contractual cash obligations at December 31, 2008.

	Payments Due by Period
	Less Than One Year	One To Three Years	One To Three Years	More Than Five Years	Total
	(In Thousands)
Certificates of deposit	$187,133	$100,718	$9,961	$4,577	$302,389
Long-term debt obligations	20,089	37,619	-	48,000	105,708
Operating lease obligations	84	168	168	105	525
Total contractual obligations	$207,306	$138,505	$10,129	$52,682	$408,622

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.  There has been no material change in the Company’s asset and liability position since September 30, 2008.

Item 4T - Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 1A - Risk Factors.

See Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds.

There are no matters to be reported under this item.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits.

(a)           List of exhibits: (filed herewith unless otherwise noted)

2.1	Plan of Reorganization(1)
2.2	Plan of Stock Issuance(1)
3.1	Charter of Malvern Federal Bancorp, Inc.(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.(2)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification
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

MALVERN FEDERAL BANCORP, INC.

Date: February 13, 2009	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Date: February 13, 2009	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President
and Chief Financial Officer