Form 10-Q
period 2009-03-31
MALVERN FEDERAL BANCORP INC
filed 2009-05-14
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to______________

Commission file number: 001-34051

Malvern Federal Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

United States	38-3783478
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42 East Lancaster Avenue Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

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

☒ Yes                    ☐ No

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes                    ☐ No

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

☐ Yes                    ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 14, 2009, 6,152,500 shares of the Registrant’s common stock were issued and outstanding.

Table of Contents

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2009	September 30, 2008
Assets

Cash and due from depository institutions	$6,341,967	$5,727,820
Interest bearing deposits in depository institutions	15,155,902	7,194,477

Cash and Cash Equivalents	21,497,869	12,922,297

Investment securities available for sale	22,814,617	21,968,607
Investment securities held to maturity (fair value of $2,816,925 and $2,830,221, respectively)	2,721,247	2,869,837
Restricted stock, at cost	6,566,973	6,895,673
Loans receivable, net of allowance for loan losses of $4,847,142 and $5,504,512, respectively	594,904,726	571,536,460
Accrued interest receivable	2,202,427	2,452,694
Property and equipment, net	8,803,986	9,018,484
Deferred income taxes, net	2,491,644	2,257,575
Bank-owned life insurance	13,371,790	8,135,630
Real estate owned	4,829,012	230,262
Other assets	1,272,024	1,221,188

Total Assets	$681,476,315	$639,508,707

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$21,644,571	$18,470,229
Deposits-interest-bearing	479,905,890	435,022,907

Total Deposits	501,550,461	453,493,136

FHLB line of credit	—	8,500,000
FHLB advances	105,289,747	105,298,447
Advances from borrowers for taxes and insurance	2,903,754	1,579,203
Accrued interest payable	1,138,711	894,061
Other liabilities	1,002,526	908,161

Total Liabilities	611,885,199	570,673,008

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,152,500 shares	61,525	61,525
Additional paid-in capital	25,948,725	25,959,169
Retained earnings	46,329,290	45,663,389
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,498,265)	(2,571,028)
Accumulated other comprehensive loss	(250,159)	(277,356)
Total Shareholders’ Equity	69,591,116	68,835,699

Total Liabilities and Shareholders’ Equity	$681,476,315	$639,508,707

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For The Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008
Interest and Dividend Income
Loans, including fees	$8,243,278	$7,890,232	$16,921,765	$15,669,696
Investment securities, taxable	205,642	193,998	416,088	475,926
Investment securities, tax-exempt	21,207	23,452	42,089	49,900
Dividends, restricted stock	—	52,976	—	118,115
Interest-bearing cash accounts	19,451	43,083	24,957	113,912

Total Interest and Dividend Income	8,489,578	8,203,741	17,404,899	16,427,549

Interest Expense
Deposits	3,398,075	3,822,313	6,911,934	7,833,591
Short-term borrowings	7,418	32,223	8,699	77,374
Long-term borrowings	1,280,316	1,004,941	2,612,269	1,962,385

Total Interest Expense	4,685,809	4,859,477	9,532,902	9,873,350

Net Interest Income	3,803,769	3,344,264	7,871,997	6,554,199

Provision for Loan Losses	462,423	335,000	907,423	463,000

Net Interest Income after Provision for Loan Losses	3,341,346	3,009,264	6,964,574	6,091,199

Other Income
Service charges and other fees	326,018	274,621	656,410	570,329
Rental income	63,580	66,943	126,966	129,738
Gain on sale of investment securities available for sale, net	9,410	—	27,206	—
Gain on disposal of fixed assets	8,200	—	8,200	—
Gain on sale of loans, net	—	—	—	42,788
Earnings on bank owned life insurance	149,690	86,811	236,160	174,372

Total Other Income	556,898	428,375	1,054,942	917,227

Other Expenses
Salaries and employee benefits	1,525,717	1,372,263	3,084,017	2,763,873
Occupancy expense	513,584	519,305	956,489	985,122
Federal deposit insurance premiums	86,653	12,270	168,330	24,398
Advertising	209,386	189,074	362,262	300,319
Data processing	278,356	236,477	585,101	482,892
Professional fees	224,758	135,481	506,421	249,299
Other operating expenses	567,898	443,918	1,119,769	829,078

Total Other Expenses	3,406,352	2,908,788	6,782,389	5,634,981

Income Before Income Taxes	491,892	528,851	1,237,127	1,373,445

Income Taxes	120,486	157,708	349,737	436,487
Net Income	$371,406	$371,143	$887,390	$936,958

Basic Earnings Per Share	$0.06	N/A	$0.15	N/A
Dividends Declared Per Share	$0.04	N/A	$0.08	N/A

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, October 1, 2007	$—	$—	$44,321,829	$—	$(282,654)	$44,039,175
Comprehensive Income:

Net Income	—	—	936,958	—	—	936,958

Net change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	158,989	158,989
Total Comprehensive Income	—	—	—	—	—	1,095,947

Balance, March 31, 2008	$—	$—	$45,258,787	$—	$(123,665)	$45,135,122

Balance, October 1, 2008	$61,525	$25,959,169	$45,663,389	$(2,571,028)	$(277,356)	$68,835,699
Comprehensive Income:
Net Income	—	—	887,390	—	—	887,390

Net change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	27,197	27,197
Total Comprehensive Income	—	—	—	—	—	914,587
Cash dividends declared ($0.08 per share)	—	—	(221,489)	—	—	(221,489)
Committed to be released ESOP shares	—	(10,444)	—	72,763	—	62,319

Balance, March 31, 2009	$61,525	$25,948,725	$46,329,290	$(2,498,265)	$(250,159)	$69,591,116

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$887,390	$936,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	471,767	463,035
Provision for loan losses	907,423	463,000
Deferred income taxes	(244,916)	(422,882)
ESOP expenses	62,319	—
Amortization of premiums and (accretion) of discounts on investment securities, net	(76,451)	219,187
Amortization of mortgage servicing rights	45,163	63,154
Net gain on sale of investment securities available for sale	(27,206)	—
Net gain on disposal of fixed assets	(8,200)	—
Net gain on sale of loans	—	(42,788)
Decrease in accrued interest receivable	250,268	254,489
Increase in accrued interest payable	244,650	87,369
Increase (decrease) in other liabilities	94,364	(88,298)
Earnings on bank-owned life insurance	(236,160)	(174,372)
Increase in other assets	(93,999)	(751,534)
Amortization of loan origination fees and costs	(122,139)	(540,103)
Increase in income tax payable	—	14,867

Net Cash Provided by Operating Activities	2,154,273	482,082

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	146,621	69,564
Investment securities available for sale	5,829,924	13,585,652
Proceeds from sales, investment securities available for sale	1,149,763	—
Purchases of investment securities available for sale	(7,682,027)	(1,000,000)
Proceeds from sale of loans	—	9,301,059
Purchase of other real estate owned	(780,281)	—
Loan purchases	(30,954,099)	(44,905,967)
Loan originations and principal collections, net	2,980,080	828,645
Purchases of bank-owned life insurance	(5,000,000)	—
Net (increase) decrease in FHLB stock	328,700	(214,900)
Purchases of property and equipment	(249,069)	(213,615)

Net Cash Used in Investing Activities	(34,230,388)	(22,549,562)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	48,057,325	(1,463,150)
Net decrease in short-term borrowings	(8,500,000)	(8,000,000)
Proceeds from long-term borrowings	5,000,000	17,000,000
Repayment of long-term borrowings	(5,008,700)	(3,927,534)
Increase in advances from borrowers for taxes and insurance	1,324,551	1,317,100
Increase in advances for stock purchases	—	898,037
Cash dividends paid	(221,489)	—

Net Cash Provided by Financing Activities	40,651,687	5,824,453

Net Increase (Decrease) in Cash and Cash Equivalents	8,575,572	(16,243,027)

Cash and Cash Equivalents – Beginning	12,922,297	18,966,750

Cash and Cash Equivalents – Ending	$21,497,869	$2,723,723

Supplementary Cash Flows Information
Interest paid	$9,288,252	$9,785,981

Income taxes paid	$395,700	$886,000

Non-cash transfer of loans to foreclosed real estate	$3,818,469	$212,500

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, formed on September 26, 2008 for the purpose of managing certain investment securities, and Malvern Federal Savings Bank (the “Bank”) and its subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, providing various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans through the Bank’s seven full-service branches in Chester County, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On May 19, 2008 Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock. In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company (the “Mutual Holding Company”) and contributed 123,050 shares to the Malvern Federal Charitable Foundation. The Mutual Holding Company is a federally chartered mutual holding company. The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision. Malvern Federal Mutual Holding Company owns 55% of Malvern Federal Bancorp’s outstanding common stock after the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc. In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash. The offering resulted in approximately $26.0 million in net proceeds. The financial statements prior to the reorganization are the financial statements of the Bank. An Employee Stock Ownership Plan (“ESOP”) was established as part of the reorganization and borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. in order to purchase 241,178 shares of common stock. Principal and interest payments of the loan are being made quarterly over a term of 18 years at an interest rate of 5.0%.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at March 31, 2009 and September 30, 2008 and for the three and six months ended March 31, 2009 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries, Malvern Federal Savings Bank and its subsidiaries, and Malvern Federal Holdings, Inc. For the three and six months ended March 31, 2008, the consolidated financial statements are of Malvern Federal Savings Bank and its subsidiary, Strategic Asset Management Group, Inc. All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, statement of income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected at the fiscal year ending September 30, 2009, or any other period.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and impairment of restricted stock.

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

The Bank is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $2,757,000 and $1,840,000 at March 31, 2009 and September 30, 2008, respectively.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Declines in the fair value of held to maturity and available for sale investment securities below their amortized cost that are deemed to be other than temporary are reflected in the statements of income as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers. A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans secured by properties located throughout Chester County, Pennsylvania. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

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

Restricted Stock

Restricted stock, which represents required investments in the common stock of a correspondent bank, is carried at cost and as of March 31, 2009 and September 30, 2008, and consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”). In December 31, 2008 the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Management believes no impairment charge is necessary related to the restricted stock as of March 31, 2009.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $10,379, and $58,293, for the three and six months ended March 31, 2009, respectively. For the three and six months ended March 31, 2008 the Company’s matching contribution related to the plan resulted in expenses of $63,255, and $110,470, respectively

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $687,880 and $617,724 at March 31, 2009 and September 30, 2008, respectively. The expense associated with the Plans for the three and six months ended March 31, 2009 was $35,078 and $70,155, respectively. For the three and six months ended March 31, 2008 the expense associated with the Plans was $32,842 and $65,778, respectively.

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

The components of other comprehensive income and related tax effects are as follows for the periods indicated below:

	For The Three Months Ended March 31,		For the Six Months Ended March 31,
	2009	2008	2009	2008

Unrealized holding gains (losses) on available for sale securities	$(65,644)	$110,093	$65,250	$259,150
Reclassification adjustment for gains included in net income	9,410	—	27,206	—
Net Unrealized Gains (Losses)	(75,054)	110,093	38,044	259,150
Income tax expense (benefit)	113,212	42,550	(10,847)	100,161
Net of Tax Amount	$38,158	$67,543	$27,197	$158,989

The change in income tax expense was due to a reduction in our effective combined federal and state rate attributable to the formation of the two Delaware investment companies on September 26, 2008.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

FSP FAS 157-4 provides a list of factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with Statement 157.

This FSP clarifies that when there has been a significant decrease in the volume and level of activity for the asset or liability, some transactions may not be orderly. In those situations, the entity must evaluate the weight of the evidence to determine whether the transaction is orderly. The FSP provides a list of circumstances that may indicate that a transaction is not orderly. A transaction price that is not associated with an orderly transaction is given little, if any, weight when estimating fair value.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2). FSP FAS 115-2 and FAS 124-2 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FSP FAS 115-2 and FAS 124-2 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

FSP FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company is currently reviewing the effect this new pronouncement will have on its consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities. As of March 31, 2009 and for the three and six months ended March 31, 2009, the Company did not issue and does not have any outstanding CSEs. For the three and six months ended March 31, 2009, earning per share is shown below. For the three and six months ended March 31, 2008, there were no shares of common stock outstanding.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	Three Months Ended March 31, 2009	Six Months Ended March 31, 2009

Net Income	$371,406	$887,390

Weighted average shares outstanding	6,152,500	6,152,500
Average unearned ESOP shares	(231,701)	(233,375)
Weighted average shares outstanding - basic	5,920,799	5.915,125

Earnings per share – basic	$0.06	$0.15

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in trust for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in quarterly installments through 2026 at 5%. Shares are released to participants proportionately as the loan is repaid. During the three and six months ended March 31, 2009, approximately 3,296 and 6,701 shares were committed to be released. ESOP expense for the three and six months ended March 31, 2009 was $29,134 and $62,320, respectively. At March 31, 2009, there were 230,011 unallocated shares, at an average cost of $10.86 per share held by the ESOP having an aggregate fair value of $2,058,598.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

Investment securities available for sale at March 31, 2009 and September 30, 2008 consisted of the following:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$999,038	$17,212	$—	$1,016,250
U.S. agency securities	2,249,568	4,509	—	2,254,077
FHLB notes	3,495,604	78,462	—	3,574,066
Tax-exempt securities	2,746,683	3,491	(17,888)	2,732,286
Trust preferred securities	1,000,000	—	(603,540)	396,460
Corporate	513,878	—	(303)	513,575

	11,004,771	103,674	(621,731)	10,486,714

Mortgage-backed securities:
FNMA:
Adjustable-rate	5,246,403	97,082	(7,133)	5,336,352
Fixed-rate	2,469,442	22,309	—	2,491,751
Balloon	628,327	3,305	—	631,632
FHLMC:
Adjustable-rate	1,309,760	401	(2,653)	1,307,508
Fixed-rate	809,224	35,799	—	845,023
GNMA, adjustable-rate	226,961	528	(1,421)	226,068
CMO, fixed-rate	1,506,567	—	(16,998)	1,489,569

	12,196,684	159,424	(28,205)	12,327,903

	$23,201,455	$263,098	$(649,936)	$22,814,617

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$998,599	$6,089	$—	$1,004,688
FHLB notes	6,983,752	15,740	(21,054)	6,978,438
Tax-exempt securities	2,321,165	3,644	(13,181)	2,311,628
Trust preferred securities	1,000,000	—	(247,889)	752,111

	11,303,516	25,473	(282,124)	11,046,865

Mortgage-backed securities:
FNMA:
Adjustable-rate	4,236,230	11,106	(52,887)	4,194,449
Fixed-rate	2,786,522	—	(115,597)	2,670,925
Balloon	729,037	—	(9,084)	719,953
FHLMC:
Adjustable-rate	1,499,909	285	(32,026)	1,468,168
Fixed-rate	1,601,079	11,844	(3,938)	1,608,985
GNMA, adjustable-rate	264,402	257	(5,397)	259,262

	11,117,179	23,492	(218,929)	10,921,742

	$22,420,695	$48,965	$(501,053)	$21,968,607

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at March 31, 2009 and September 30, 2008 consisted of the following:

	March 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable-rate	$313,493	$4,695	$(27)	$318,161
GNMA, fixed-rate	2,691	167	—	2,858
FNMA, fixed-rate	2,405,063	90,843	—	2,495,906

	$2,721,247	$95,705	$(27)	$2,816,925

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable-rate	$340,327	$2,975	$(1,051)	$342,251
GNMA, fixed-rate	3,287	1	—	3,288
FNMA, fixed-rate	2,526,223	—	(41,541)	2,484,682

	$2,869,837	$2,976	$(42,592)	$2,830,221

At March 31, 2009, the Company’s unrealized loss on trust preferred securities was $603,540 compared to $247,889 at September 30, 2008. Management believes that the increased loss on such securities in fiscal 2009 was due primarily to changes in broad market interest rates and the continued illiquidity in the financial markets. Management believes that historic changes in the economy and interest rates have caused the pricing of all securities, and specifically trust-preferred securities to widen dramatically over treasuries during the three and six months ended March 31, 2009. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. Management believes that the value of these securities will recover over time as long-term market interest rates move and as the market environment improves.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable

Loans receivable consisted of the following at March 31, 2009 and September 30, 2008:

	At March 31, 2009	At September 30, 2008

Mortgage Loans:
One-to four-family	$258,448,993	$248,118,373
Multifamily	—	1,906,328
Construction or development	48,672,236	45,451,367
Land loans	3,898,737	4,529,976
Commercial real estate	147,773,053	138,522,139
Total Mortgage Loans	458,793,019	438,528,183

Commercial Loans	14,843,529	17,259,581

Consumer Loans:
Home equity lines of credit	18,045,376	12,392,703
Second mortgages	102,919,232	103,741,105
Other	1,209,238	1,303,639
Total Consumer Loans	122,173,846	117,437,447

Total Loans	595,810,394	573,225,211

Deferred loan costs, net	3,941,474	3,815,761
Allowance for loan losses	(4,847,142)	(5,504,512)

	$594,904,726	$571,536,460

Included in loans receivable were nonaccrual loans in the amount of $9,821,720 and $8,584,784, at March 31, 2009 and September 30, 2008, respectively. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $239,315 and $122,585 for the three months ended March 31, 2009 and 20008, respectively, and was $328,003 and $235,639 for the six months ended March 31, 2009 and 2008, respectively.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods indicated:

	Six Months Ended March 31, 2009	Six Months Ended March 31, 2008	Year Ended September 30, 2008

Balance at beginning of period	$5,504,512	$4,541,143	$4,541,143

Provision for loan losses	907,423	463,000	1,608,506

Charge-offs	(1,566,769)	(375,498)	(649,937)
Recoveries	1,976	3,000	4,800

Net Charge-offs	(1,564,793)	(372,498)	(645,137)

Balance at end of period	$4,847,142	$4,631,645	$5,504,512

As of March 31, 2009 and September 30, 2008, the Company had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” with a total recorded investment of $1,794,346 and $3,487,949, respectively, with a related allowance for loan losses of $274,484 and $871,987, respectively. As of September 30, 2008 there was approximately $2,806,000, of additional impaired loans for which no specific reserves had been recorded based on fair value of collateral and expected future cash flows. The average recorded investment in impaired loans for six months ended March 31, 2009 and 2008 and year ended September 30, 2008, was $1,791,467, $3,488,981 and $6,600,632, respectively. For the six months ended March 31, 2009 and 2008 and the year ended September 30, 2008, cash collections on impaired loans were $7,709, $21,850 and $154,511, respectively.

At March 31, 2009, no additional funds were committed to be advanced in connection with impaired loans.

Malvern Federal Bancorp Inc. and Subsidiaries
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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of March 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2009, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2009
Tangible Capital (to tangible assets)	$62,163,859	9.19%	$10,149,773	1.50%	N/A
Core Capital (to adjusted total assets)	62,163,859	9.19	27,066,062	4.00	$33,832,578	5.00%
Tier 1 Capital (to risk-weighted assets)	62,163,859	11.95	20,809,387	4.00	31,214,080	6.00
Total risk-based Capital (to risk-weighted assets)	67,011,000	12.88	41,618,774	8.00	52,023,467	10.00

As of September 30, 2008:
Tangible Capital (to tangible assets)	$61,290,885	9.64%	$9,535,456	1.50%	N/A
Core Capital (to adjusted total assets)	61,290,885	9.64	25,427,881	4.00	$31,784,852	5.00%
Tier 1 Capital (to risk-weighted assets)	61,290,885	12.40	19,776,910	4.00	29,665,366	6.00
Total risk-based Capital (to risk-weighted assets)	65,923,410	13.33	39,553,821	8.00	49,442,276	10.00

Malvern Federal Bancorp Inc. and Subsidiaries
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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2009, the Company did have assets that were measured at fair value on a recurring basis that use Level 3 measurements.

Following is a description of valuation methodologies used for assets recorded at fair value.

Investment and Mortgage-backed Securities Available for Sale—Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of March 31, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Fair Value Measurements (Continued)

Real Estate Owned—Real estate owned includes foreclosed properties securing commercial, residential and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our current portfolio of real estate owned is comprised of such properties and, accordingly, we classify real estate owned as Level 3. Our increase in real estate owned during the quarter was due solely to additions to that category of asset.

Impaired Loans—Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client’s business. Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$10,486,714	$—	$10,486,714	$—
Mortgage-backed securities available for sale	12,327,903	—	12,327,903	—

Total	$22,814,617	$—	$22,814,617	$—

For assets measured at fair value on a nonrecurring basis during the six months ended March 31, 2009 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2009:

	March 31, 2009
	Total	Level 1	Level 2	Level 3

Real estate owned (1)	$4,615,344	$—	$—	$4,615,344
Impaired loans(2)	1,519,862	—	—	1,519,862

Total	$6,135,206	$—	$—	$6,135,206

(1)	$213,668 of OREO is recorded at cost and not included in the $4,615,344 in the table above.

(2)	$274,484 of reserve is not included in $1,519,862 of impaired loans in the table above.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Federal Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Federal Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Federal Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Federal Bancorp, Inc. is engaged. Malvern Federal Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Critical Accounting Policies

In reviewing and understanding financial information for the Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements. These policies are described in Note 2 of the notes to our unaudited consolidated financial statements included elsewhere herein. The accounting and financial reporting policies of Malvern Federal Bancorp, Inc. conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

Comparison of Financial Condition at March 31, 2009 and September 30, 2008

          The Company’s total assets amounted to $681.5 million at March 31, 2009 compared to $639.5 million at September 30, 2008. The primary reason for the increase in assets during the first six months of fiscal 2009 was an increase in net loans receivable of $23.4 million, or 4.1%. Cash and cash equivalents increased by $8.6 million at March 31, 2009 compared to September 30, 2008 due to an increase of $48.1 million in deposits partially offset by funds used in lending and reductions in borrowings. Total deposits increased $48.1 million, or 10.6%, at March 31, 2009 compared to September 30, 2008.

          At March 31, 2009, we had $4.8 million of real estate owned compared to $230,000 at September 30, 2008. During the first quarter fiscal 2009, we foreclosed upon a mixed-use building located in Philadelphia which had secured a $3.5 million commercial real estate loan which had been classified as impaired beginning in fiscal 2007. In addition, during the March 31, 2009 quarter, there was an aggregate of $1.3 million of real estate owned added which consisted of one single-family residence in Bucks County, Pennsylvania and one commercial real estate property located in Chester County, Pennsylvania.

          Our total liabilities at March 31, 2009, amounted to $611.9 million compared to $570.7 million at September 30, 2008. The primary reason for the $41.2 million, or 7.2% increase in total liabilities was a $48.1 million increase in our deposits, which was partially offset by an $8.5 million decrease in the outstanding balance on our FHLB line of credit. Subsequent to the reorganization, we moderately increased our use of leverage in the form of FHLB advances as an additional source of funds.

          Shareholders’ equity increased by $755,000 to $69.6 million at March 31, 2009 compared to $68.8 million at September 30, 2008 primarily due to net income of $887,000 during the first six months of fiscal 2009. Retained earnings increased by $666,000 to $46.3 million as a result of net income for the first six months of the 2009 fiscal year less declared cash dividends of $221,000 in the aggregate.

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

	March 31, 2009	September 30, 2008
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$3,372	$1,402
Multi-family	—	—
Commercial real estate	4,900	4,050
Construction or development	115	1,695
Land loans	—	—
Commercial	35	561
Home equity lines of credit	269	205
Second mortgages	1,129	672
Other	2	—
Total non-accruing	9,822	8,585
Troubled debt restructurings	92	103
Total non-performing loans	9,914	8,688
Real estate owned and other foreclosed assets:
One-to four-family	1,636	230
Commercial real estate	3,123	—
Commercial	20	—
Total	4,829	230
Total non-performing assets	$14,743	$8,918
Ratios:
Non-performing loans as a percent of gross loans	1.66%	1.52%
Non-performing assets as a percent of total assets	2.16%	1.39%

          The Company’s total non-performing assets amounted to $14.7 million at March 31, 2009, a $5.8 million increase compared to total non-performing assets at September 30, 2008. At March 31, 2009, the Company had $3.4 million of non-accruing single-family mortgage loans, comprised of eight loans, compared to four non-accruing single-family mortgage loans, with an aggregate carrying value of $1.4 million at September 30, 2008. At March 31, 2009, the Company had $4.9 million of non-accruing commercial real estate loans compared to $4.1 million of non-accruing commercial real estate loans at September 30, 2008. The Company’s non-accruing commercial real estate loans at March 31, 2009 were comprised of an aggregate of six loans secured by properties located in Chester County, Pennsylvania and surrounding areas. All of the Company’s non-accruing commercial real estate loans at September 30, 2008 were transferred to real estate owned during the first six months of fiscal 2009. The Company’s real estate owned amounted to $4.9 million at March 31, 2009 compared to $230,000 at September 30, 2008. The Company’s largest parcel of real estate owned at March 31, 2009 consisted of a $2.3 million (written down from the previous value of $3.5 million at September 30, 2008) mixed-use (medical offices and residential) building located in Philadelphia, Pennsylvania. The Company has entered into a contract to sell this property and expects the sale to be consummated during the quarter ending June 30, 2009. The Company’s second largest real estate owned relationship at March 31, 2009 is a group of eight single-family rental properties located in Norristown, Pennsylvania with an aggregate carrying value of $985,000. Previously, the Company had recorded a $230,000 real estate owned balance at September 30, 2008 with respect to this relationship. During the first quarter of fiscal 2009, the Company paid off an existing $785,000 first lien on the properties held by another lender in order to gain control of the properties (originally, the Company had only a second mortgage on these properties). The Company currently is marketing the properties for sale. The Company’s real estate owned at March 31, 2009 also includes a restaurant and related property located in Malvern, Pennsylvania with a carrying value of $806,000 (reduced from $1.1 million at September 30, 2008). The Company obtained these properties, which previously secured a commercial real estate loan and two commercial loans that were on non-accrual status at September 30, 2008, in foreclosure during the quarter ended March 31, 2009. The remainder of the Company’s real estate owned at March 31, 2009 consists of two single-family homes with an aggregate carrying value of $701,000 located in the Company’s market area.

Comparison of Our Operating Results for the Three and Six Months Ended March 31, 2009 and 2008

          General. Our net income was $371,000 for the three months ended March 31, 2009 and 2008. While net income for the quarters ended March 31, 2009 and 2008 was substantially unchanged, in the 2009 period compared to the 2008 period net interest income increased by $460,000 and other income increased by $129,000, which was offset by a $127,000 increase in provision for loan losses and a $498,000 increase in other expenses. Since January 1, 2007, our deposit insurance assessment has been substantially reduced by a $303,000 special one time credit. There was no remaining credit as of March 31, 2009. Effective January 1, 2009, annual assessment rates were increased uniformly by five basis points across the range of risk weightings of depository institutions. We expect our deposit insurance premiums to be significantly higher in the third quarter of fiscal year 2009 due to a special assessment by the FDIC on all insured institutions. The assessment is expected to be 10 to 20 basis points of our balance of deposits at June 30, 2009 which, based on March 31, 2009 deposits, would be $502,000 to $1.0 million. Our interest rate spread of 2.09% and net interest margin of 2.39% for the three months ended March 31, 2009 decreased when compared to a net interest spread of 2.12% and a net interest margin of 2.51% for the three months ended March 31, 2008.

          Our net income was $887,000 for the six months ended March 31, 2009 compared to net income of $937,000 for the six months ended March 31, 2008. The primary reasons for the decline in net income during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was due to a $444,000 increase in the provision for loan losses and a $1.1 million increase in other expenses which was partially offset by a $1.3 million increase in net interest income, a $138,000 increase in other income and a $87,000 decrease in income tax expense.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$596,559	$8,243	5.53%	$502,113	$7,890	6.29%
Investment securities	25,482	227	3.56	19,664	218	4.43
FHLB stock	6,567	—	0.00	4,681	53	4.53
Deposits in other banks	8,540	20	0.92	6,102	43	2.82
Total interest-earning assets	637,148	8,490	5.32%	532,560	8,204	6.16%
Non-interest-earning assets	34,701			18,980
Total assets	$671,849			$551,540

Interest Bearing Liabilities:
Demand and NOW accounts	$63,295	229	1.45	$33,940	56	0.66
Money market accounts	58,278	259	1.77	70,207	618	3.52
Savings accounts	38,438	29	0.30	38,951	81	0.83
Time deposits	311,649	2,881	3.70	264,385	3,067	4.64
Total deposits	471,660	3,398	2.88	407,483	3,822	3.75
FHLB borrowings	107,510	1,288	4.79	74,221	1,038	5.59
Total interest-bearing liabilities	579,170	4,686	3.24	481,704	4,860	4.04
Non-interest-bearing liabilities	24,684			25,697
Total liabilities	603,854			507,401
Shareholders’ Equity	67,994			44,139
Total liabilities and shareholders’ equity	$671,849			$551,540
Net interest-earning assets	$57,978			$50,856
Net interest income; average interest rate spread		$3,804	2.09%		$3,344	2.12%
Net interest margin (2)			2.39%			2.51%
Average interest-earning assets to average interest-bearing liabilities	110.01%			110.56%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$594,035	$16,922	5.70%	$492,163	$15,670	6.37%
Investment securities	25,916	458	3.53	23,648	526	4.44
FHLB stock	6,459	—	0.00	4,562	118	5.17
Deposits in other banks	7,193	25	0.70	6,573	114	3.47
Total interest-earning assets	633,603	17,405	5.49%	526,946	16,428	6.24%
Non-interest-earning assets	28,649			18,566
Total assets	$662,252			$45,512

Interest Bearing Liabilities:
Demand and NOW accounts	$59,633	439	1.47	$34,417	123	0.71
Money market accounts	58,835	602	2.05	68,378	1,258	3.68
Savings accounts	38,022	78	0.41	38,596	172	0.89
Time deposits	304,540	5,793	3.80	265,648	6,281	4.73
Total deposits	461,030	6,912	3.00	407,039	7,834	3.85
FHLB borrowings	107,611	2,621	4.87	69,963	2,040	5.83
Total interest-bearing liabilities	568,641	9,533	3.35	477,002	9,874	4.14
Non-interest-bearing liabilities	24,460			24,329
Total liabilities	593,101			501,331
Shareholders’ Equity	69,151			44,181
Total liabilities and shareholders’ equity	$662,252			$545,512
Net interest-earning assets	$64,962			$49,944
Net interest income; average interest rate spread		$7,872	2.14%		$6,554	2.10%
Net interest margin (2)			2.48%			2.49%
Average interest-earning assets to average interest-bearing liabilities	111.42%			110.47%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

          Interest Income. Our total interest and dividend income increased by $286,000 in the three month period ended March 31, 2009 compared to the three month period ended March 31, 2008. Interest income earned on loans increased in the three months ended March 31, 2009 over the prior comparable period in fiscal 2008 due primarily to growth in the loan portfolio. During the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, the average balance of loans receivable increased by $94.4 million, or 18.8%, due primarily to growth in the Company’s one- to four-family residential mortgage loans, commercial real estate loans and home equity lines of credit. The increases in interest income in the second quarter of fiscal 2009 from our loan portfolio were partially offset by a reduction on interest and dividend income. The average yield earned on investment securities decreased to 3.56% for the three months ended March 31, 2009 from 4.43% for the same period ended 2008. The recent elimination of dividends on Federal Home Loan Bank of Pittsburgh (“FHLB”) stock reduced interest income on investment securities by $53,000 during the three months ended March 31, 2009 compared to the same period in 2008. The average balance of investment securities increased by $5.8 million during the three months ended March 31, 2009 compared to the comparable prior year period.

          Our total interest and dividend income increased by $977,000 in the six month period ended March 31, 2009 compared to the six month period ended March 31, 2008. Interest income earned on loans increased in the first half of fiscal 2009 over the prior comparable period in fiscal 2008 due primarily to growth in the loan portfolio. During the first six months of fiscal 2009 compared to the first six months of fiscal 2008, the average balance of loans receivable increased by $101.9 million or 20.7% due primarily to growth in the Company’s single-family residential mortgage loans, commercial real estate loans and home equity lines of credit. The increases in interest income in the first six month of fiscal 2009 from our loan portfolio were partially offset by lower income amounts earned on our investment securities portfolio primarily due to lower average yields earned. The recent elimination of dividends on FHLB stock reduced investment income in the amount of $118,000 during the six months ended March 31, 2009 compared to the same period in 2008. The average balance of investment securities increased by $2.3 million during the six months ended March 31, 2009 compared to the comparable prior year period.

          Interest Expense. Our total interest expense for the three month period ended March 31, 2009 was $4.7 million, a decrease of $174,000 from the three month period ended March 31, 2008. The Company had a $424,000 decrease in interest expense on total deposits in the second quarter of fiscal 2009 compared to the second quarter in fiscal 2008, which was partially offset by a $251,000 increase in interest expense on FHLB borrowings. The average rate paid on deposits decreased to 2.88% for the three months ended March 31, 2009 from 3.75% for the same period in 2008, while the average rate paid on borrowed funds decreased to 4.79% in the second quarter of fiscal 2009 compared to 5.59% in fiscal 2008.

          Our total interest expense for the six month period ended March 31, 2009 was $9.5 million, a decrease of $340,000 from the six month period ended March 31, 2008. The Company had a $922,000 decrease in interest expense on total deposits in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, which was partially offset by a $581,000 increase in interest expense on FHLB borrowings. The average rate paid on deposits decreased to 3.00% for the six months ended March 31, 2009 from 3.85% for the same period in 2008, while the average rate paid on borrowed funds decreased to 4.87% in the first six months of fiscal 2009 compared to 5.83% in fiscal 2008.

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

          The provision for loan losses was $462,000 for the three months ended March 31, 2009 compared to $335,000 for the three months ended March 31, 2008. The Company had approximately $415,000 of net charge-offs to the allowance for loan losses for the three months ended March 31, 2009 compared to $357,000 of net charge-offs for the three months ended March 31, 2008. The Company charged-off $306,000 with respect to two commercial real estate loans which were classified as impaired beginning in fiscal 2007. While we have no sub-prime mortgage loans in our portfolio, the charge-offs during the three months ended March 31, 2009, reflect, in part, the softening of the economy.

          The provision for loan losses was $907,000 for the six months ended March 31, 2009 compared to $463,000 for the six months ended March 31, 2008. The Company had approximately $1.6 million of net charge-offs to the allowance for loan losses for the six months ended March 31, 2009 compared to $372,000 of net charge-offs for the six months ended March 31, 2008.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the six months ended March 31,		For the year ended September 30, 2008
	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$5,505	$4,541	$4,541
Provision for loan losses	907	463	1,609

Charge-offs:
Mortgage:
One-to four-family	121	144	144
Multi-family	—	—	—
Commercial real estate	—	—	90
Construction or development	—	—	—
Land loans	—	—	—
Commercial:
Real estate	1,349	—	—
Other	—	—	4
Consumer:
Home equity lines of credit	—	—	—
Second mortgages	78	217	393
Other	19	14	19
Total charge-offs	1,567	375	650
Recoveries:
Mortgage:
One-to four-family	—	—	—
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction or development	—	—	—
Land loans	—	—	—
Commercial	—	—	—
Total recoveries	—	—	—
Consumer:
Home equity lines of credit	—	—	—
Second mortgages	—	2	2
Other	2	1	3
Total recoveries	2	3	5

Net charge-offs	1,565	372	645
Balance at end of period	$4,847	$4,632	$5,505

Ratios:
Ratio of allowance for loan losses to non-performing loans	48.89%	73.88%	63.36%
Ratio of net charge-offs to average loans outstanding annualized	0.53%	0.15%	0.12%
Ratio of net charge-offs to total allowance for loan losses annualized	64.58%	16.06%	11.72%

          Other Income. Our total other, or non-interest income, was $557,000 for the three months ended March 31, 2009 compared to $428,000 for the three months ended March 31, 2008. The $129,000 increase in other income was due primarily to a $63,000 increase in earnings on bank owned life insurance, as a result of an additional $5.0 million purchase during the quarter and a $51,000 increase in service charges and other fees for the second quarter of fiscal 2009.

          Our total other, or non-interest income, increased by $138,000 to $1.1 million for the six months ended March 31, 2009 over the comparable prior year period. An $86,000 increase in service charges and other fees, a $35,000 net gain on sale of investment securities available for sale and a $62,000 increase in earnings on bank owned life insurance were partially offset by a $3,000 decrease in rental income and a $43,000 decrease in the gain on sales of loans (net) in the first six months of fiscal 2009.

          Other Expenses. Our total other, or non-interest expenses, increased by $498,000 in the quarter ended March 31, 2009 over the comparable prior year period. The increases in the three months ended March 31, 2009 primarily reflect increased salary and benefit expense of $153,000, a $74,000 increase in federal deposit insurance premiums, an $89,000 increase in professional fees, and a $124,000 increase in other operating expenses. The increase in salary and benefit expense in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 reflects an approximate 6% increase in the number of full-time equivalent employees, normal salary increases, increased health care insurance costs and $29,000 of expense related to our employee stock ownership plan. In an effort to contain other expenses, we implemented a bank-wide salary freeze effective April 1, 2009. The increase in professional fees and other operating expenses in the fiscal 2009 period primarily reflects the increased regulatory and reporting costs incurred as a public company.

          Our total other, or non-interest expenses, increased by $1.1 million in the six months ended March 31, 2009 over the comparable prior year period. The increases in the six months ended March 31, 2009 primarily reflect increased salary and benefit expense, federal deposit insurance premiums, and increases in other operating expenses and professional fees due in large part to increased costs related to our new public company status.

          Income Tax Expense. Our income tax expense was $120,000 for the three months ended March 31, 2009 compared to $158,000 in expense for the three months ended March 31, 2008. The change in tax expense for the second quarter in fiscal 2009 was due to the Company’s decrease in income before taxes compared to the three months ended March 31, 2008. Our effective tax rate was 24.5% for the three months ended March 31, 2009 compared to 29.8% for the three months ended March 31, 2008. The decrease in effective tax rate was due to a larger portion of pre-tax income being from tax-exempt income.

          Our income tax expense was $350,000 for the six months ended March 31, 2009 compared to $436,000 in expense for the six months ended March 31, 2008. Again, the primary reason for the difference was the change in tax expense for the second quarter in fiscal 2009 was due to the Company’s decrease in income before taxes for the second quarter in fiscal 2009. Our effective tax rate was 28.3% for the six months ended March 31, 2009, compared to 31.8% for the six months ended March 31, 2008. The decrease in effective tax rate was due to a larger portion of pre-tax income being from tax-exempt income.

Liquidity and Capital Resources

          Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At March 31, 2009, our cash and cash equivalents amounted to $21.5 million. In addition, at such date our available for sale investment securities amounted to $22.8 million.

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

          We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At March 31, 2009, we had certificates of deposit maturing within the next 12 months amounting to $196.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the six months ended March 31, 2009, the average balance of our outstanding FHLB advances was $107.6 million. At March 31, 2009, we had $105.3 million in outstanding long-term FHLB advances and we had $250.3 million in additional FHLB advances available to us. In addition, at March 31, 2009, we had a $50.0 million in line of credit with the FHLB, none of which was outstanding at such date.

The following table summarizes our contractual cash obligations at March 31, 2009.

	Payments Due by Period
	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years	Total
	(In Thousands)
Certificates of deposit	$196,456	$104,694	$7,355	$7,224	$315,729
Long-term debt obligations	20,000	37,290	—	48,000	105,290
Operating lease obligations	84	168	168	84	504
Total contractual obligations	$216,540	$142,152	$7,523	$55,308	$421,523

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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

Item 4T - Controls and Procedures

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

Item 1 - Legal Proceedings

There are no matters required to be reported under this item.

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

           There are no matters to be reported under this item.

Item 3 - Defaults Upon Senior Securities

           There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders

          On January 29, 2009, Malvern Federal Bancorp, Inc. held its Annual Meeting of Shareholders to obtain approval for two matters submitted on behalf of the Board of Directors. Shareholders of record as of December 16, 2008, received proxy materials and were considered eligible to vote on those matters. The following is a brief summary of each matter considered at the Annual Meeting and the result of the vote.

1. The following directors were elected by the requisite plurality of the votes cast to serve on Malvern Federal Bancorp, Inc.’s Board of Directors:

Name of Nominee	For	Withheld

Joseph E. Palmer, Jr.	5,744,087	74,493

John B. Yerkes, Jr.	5,749,785	68,795

Therese Woodman	5,738,716	79,864

	For	Against	Abstain	Broker Non-Votes

2. To ratify the appointment of Beard Miller Company LLP as independent registered public accounting firm for the year ending September 30, 2009	5,804,951	9,139	4,490	n/a

Item 5 - Other Information

           There are no matters required to be reported under this item.

Item 6 - Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1	Section 1350 Certification

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

Date: May 14, 2009	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Date: May 14, 2009	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer