Form 10-Q
period 2009-06-30
MALVERN FEDERAL BANCORP INC
filed 2009-08-07
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of August 7, 2009, 6,152,500 shares of the Registrant’s common stock were issued and outstanding.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2009	September 30, 2008
Assets

Cash and due from depository institutions	$9,912,881	$5,727,820
Interest bearing deposits in depository institutions	26,364,242	7,194,477

Cash and Cash Equivalents	36,277,123	12,922,297

Investment securities available for sale	27,512,712	21,968,607
Investment securities held to maturity (fair value of $2,564,842 and $2,830,221, respectively)	2,496,568	2,869,837
Restricted stock, at cost	6,566,973	6,895,673
Loans receivable, net of allowance for loan losses of $5,043,357 and $5,504,512, respectively	600,343,081	571,536,460
Accrued interest receivable	2,315,065	2,452,694
Property and equipment, net	8,591,560	9,018,484
Deferred income taxes, net	2,537,648	2,257,575
Bank-owned life insurance	13,509,741	8,135,630
Real estate owned	4,939,570	230,262
Other assets	2,227,561	1,221,188

Total Assets	$707,317,602	$639,508,707

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$19,556,344	$18,470,229
Deposits-interest-bearing	507,193,316	435,022,907

Total Deposits	526,749,660	453,493,136

FHLB line of credit	—	8,500,000
FHLB advances	104,957,307	105,298,447
Advances from borrowers for taxes and insurance	3,638,465	1,579,203
Accrued interest payable	753,503	894,061
Other liabilities	1,441,825	908,161

Total Liabilities	637,540,760	570,673,008

Commitments and Contingencies	—	—

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,152,500 shares	61,525	61,525
Additional paid-in capital	25,941,198	25,959,169
Retained earnings	46,400,501	45,663,389
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,480,947)	(2,571,028)
Accumulated other comprehensive loss	(145,435)	(277,356)
Total Shareholders’ Equity	69,776,842	68,835,699

Total Liabilities and Shareholders’ Equity	$707,317,602	$639,508,707

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	For The Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008

Interest and Dividend Income
Loans, including fees	$8,343,350	$8,023,758	$25,265,115	$23,693,454
Investment securities, taxable	214,116	189,623	630,204	665,549
Investment securities, tax-exempt	18,988	21,042	61,077	70,942
Dividends, restricted stock	—	63,941	—	182,056
Interest-bearing cash accounts	15,514	47,550	40,471	161,462

Total Interest and Dividend Income	8,591,968	8,345,914	25,996,867	24,773,463

Interest Expense
Deposits	3,406,534	3,495,575	10,318,468	11,329,166
Short-term borrowings	—	29,154	8,699	106,528
Long-term borrowings	1,293,693	1,071,214	3,905,962	3,033,600

Total Interest Expense	4,700,227	4,595,943	14,233,129	14,469,294

Net Interest Income	3,891,741	3,749,971	11,763,738	10,304,169

Provision for Loan Losses	310,000	405,506	1,217,423	868,506

Net Interest Income after Provision for Loan Losses	3,581,741	3,344,465	10,546,315	9,435,663

Other Income
Service charges and other fees	376,536	321,044	1,006,144	891,348
Rental income	63,993	62,377	190,959	192,115
Gain on sale of investment securities available for sale, net	1,324	—	28,530	—
Gain on disposal of fixed assets	—	—	8,200	—
Gain on sale of loans, net	—	—	—	42,788
Gain (loss) on sale of other real estate owned, net	(17,715)	—	(17,715)	—
Earnings on bank owned life insurance	137,951	85,964	374,111	260,336

Total Other Income	562,089	469,385	1,590,229	1,386,587

Other Expenses
Salaries and employee benefits	1,662,702	1,391,584	4,746,719	4,155,456
Occupancy expense	457,686	483,306	1,414,175	1,468,428
Federal deposit insurance premiums	413,444	11,996	581,774	36,394
Advertising	189,879	195,345	552,141	495,664
Data processing	280,914	217,484	866,015	700,377
Professional fees	238,618	137,503	745,039	386,802
Real estate owned expense	223,928	—	223,929	—
Other operating expenses	550,664	311,467	1,643,630	1,140,520
Charitable contribution to foundation	—	1,229,270	—	1,229,270

Total Other Expenses	4,017,835	3,977,955	10,773,422	9,612,911

Income (Loss) Before Income Taxes	125,995	(164,105)	1,363,122	1,209,339

Income Taxes (Benefit)	(28,276)	(101,488)	321,461	334,998
Net Income (Loss)	$154,271	$(62,617)	$1,041,661	$874,341

Basic Earnings Per Share	$0.03	N/A	$0.18	N/A
Dividends Declared Per Share	$0.03	N/A	$0.11	N/A

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance, October 1, 2007	$—	$—	$44,321,829	$—	$(282,654)	$44,039,175
Comprehensive income:
Net income	—	—	874,341	—	—	874,371

Net change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	(48,092)	(48,092)
Total comprehensive income	—	—	—	—	—	826,249

Proceeds from issuance of common stock, net of offering expense of $1,700,000	61,525	25,924,725	—	—	—	25,986,250

Purchase of stock for ESOP	—	—	—	(996,176)	—	(996,176)

Balance, June 30, 2008	$61,525	$25,924,725	$45,196,170	$(996,176)	$(330,746)	$69,855,498

Balance, October 1, 2008	$61,525	$25,959,169	$45,663,389	$(2,571,028)	$(277,356)	$68,835,699
Comprehensive income:
Net income	—	—	1,041,661	—	—	1,041,661

Net change in unrealized loss on securities available for sale, net of tax effect	—	—	—	—	131,921	131,921
Total comprehensive income	—	—	—	—	—	1,173,582
Cash dividends declared ($0.11 per share)	—	—	(304,549)	—	—	(304,549)
Committed to be released ESOP shares	—	(17,971)	—	90,081	—	72,110

Balance, June 30, 2009	$61,525	$25,941,198	$46,400,501	$(2,480,947)	$(145,435)	$69,776,842

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,041,661	$874,341
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	704,834	690,650
Provision for loan losses	1,217,423	868,506
Deferred income taxes	(351,201)	(927,404)
ESOP expenses	72,110	—
Amortization of premiums and (accretion) of discounts on investment securities, net	(93,550)	186,285
Amortization of mortgage servicing rights	86,582	97,654
Net gain on sale of investment securities available for sale	(28,530)	—
Net gain on disposal of fixed assets	(8,200)	—
Net gain on sale of loans	—	(42,788)
Decrease in accrued interest receivable	137,629	236,950
Decrease in accrued interest payable	(140,558)	(231,564)
Increase in other liabilities	533,664	107,350
Earnings on bank-owned life insurance	(374,111)	(260,336)
(Increase) decrease in other assets	(1,065,278)	555,295
Amortization of loan origination fees and costs	(80,266)	(1,038,826)
Increase in income tax payable	—	48,827

Net Cash Provided by Operating Activities	1,652,209	1,164,940

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	371,509	190,681
Investment securities available for sale	8,513,425	14,946,081
Proceeds from sales, investment securities available for sale	1,149,754	—
Purchases of investment securities held to maturity	—	(1,639,244)
Purchases of investment securities available for sale	(14,880,386)	(8,995,470)
Proceeds from sale of loans	—	9,301,059
Purchase of other real estate owned	(780,281)	—
Loan purchases	(35,661,199)	(79,359,267)
Loan originations and principal collections, net	1,788,394	4,518,044
Purchases of bank-owned life insurance	(5,000,000)	—
Net decrease (increase) in FHLB stock	328,700	(817,400)
Purchases of property and equipment	(269,710)	(291,109)

Net Cash Used in Investing Activities	(44,439,794)	(62,246,625)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	73,256,524	4,728,865
Net (decrease) increase in short-term borrowings	(8,500,000)	3,000,000
Proceeds from long-term borrowings	5,000,000	17,495,400
Repayment of long-term borrowings	(5,341,140)	—
Increase in advances from borrowers for taxes and insurance	2,059,262	2,644,200
Proceeds from stock issuance, net of expenses	—	25,986,250
ESOP shares purchased	—	(996,176)
Cash dividends paid	(332,235)	—

Net Cash Provided by Financing Activities	66,142,411	52,858,539

Net Increase (Decrease) in Cash and Cash Equivalents	23,354,826	(8,223,146)

Cash and Cash Equivalents – Beginning	12,922,297	18,966,750

Cash and Cash Equivalents – Ending	$36,277,123	$10,743,604

Supplementary Cash Flows Information
Interest paid	$14,373,687	$14,700,858

Income taxes paid	$455,300	$1,271,761

Non-cash transfer of loans to foreclosed real estate	$4,036,865	$212,500

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company formed on September 26, 2008 for the purpose of managing certain investment securities, and Malvern Federal Savings Bank (the “Bank”) and its subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company formed on September 26, 2008 for the purpose of managing certain investment securities, provide various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans through the Bank’s seven full-service branches in Chester County, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at June 30, 2009 and September 30, 2008 and for the three and nine months ended June 30, 2009 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries, Malvern Federal Savings Bank and its subsidiaries, and Malvern Federal Holdings, Inc. For the three and nine months ended June 30, 2008, the consolidated financial statements are of Malvern Federal Savings Bank and its subsidiary, Strategic Asset Management Group, Inc. All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, statement of income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States. However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2008, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected at the fiscal year ending September 30, 2009, or any other period.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Effective April 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date. In preparing these financial statements, the Company evaluated the events and transactions that occurred between June 30, 2009 through August 7, 2009, the date these financial statements were issued.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania. Note 5, discusses the types of investment securities that the Company invests in. Note 6, discusses the types of lending that the Company engages in. The Company does not have any significant concentrations to any one industry or customer. Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by the region’s economy.

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

The Bank is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts. Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $6,281,000 and $1,840,000 at June 30, 2009 and September 30, 2008, respectively.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Investment securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale. These securities are carried at estimated fair value, which is determined using published quotes. Unrealized gains and losses are excluded from earnings and are reported net of taxes in other comprehensive income. Realized gains and losses are recorded on the trade date and are determined using the specific identification method.

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

Restricted Stock

Restricted stock, which represents required investments in the common stock of a correspondent bank, is carried at cost and as of June 30, 2009 and September 30, 2008, and consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”). In December 31, 2008 the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Management believes no impairment charge is necessary related to the restricted stock as of June 30, 2009.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes. The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors. The Company’s matching contribution related to the plan resulted in expenses of $54,753 and $113,047, for the three and nine months ended June 30, 2009, respectively. For the three and nine months ended June 30, 2008 the Company’s matching contribution related to the plan resulted in expenses of $57,493, and $167,963, respectively

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”). The accrued amount for the Plans included in other liabilities was $721,514 and $617,724 at June 30, 2009 and September 30, 2008, respectively. The expense associated with the Plans for the three and nine months ended June 30, 2009 was $33,634 and $103,790, respectively. For the three and nine months ended June 30, 2008 the expense associated with the Plans was $32,842 and $98,620, respectively.

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

The components of other comprehensive income and related tax effects are as follows for the periods indicated below:

	For The Three Months Ended June 30,		For the Nine Months Ended June 30,
	2009	2008	2009	2008
Unrealized holding gains (losses) on available for sale securities	$165,005	$(337,540)	$203,050	$(78,390)
Reclassification adjustment for gains included in net income	1,325	—	28,530	—
Net Unrealized Gains (Losses)	166,330	(337,540)	231,580	(78,390)
Income tax expense (benefit)	(61,606)	130,459	(99,659)	30,298
Net of Tax Amount	$104,724	$(207,081)	$131,921	$(48,092)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

FSP FAS 157-4

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). FASB Statement 157, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP FAS 157-4 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased. The FSP also includes guidance on identifying circumstances when a transaction may not be considered orderly.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The adoption of FSP FAS 157-4 had no material impact on our consolidated financial position or results of operations.

FSP FAS 115-2 and FAS 124-2

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2” and “FAS 124-2”). FSP FAS 115-2 and FAS 124-2 clarify the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether (a) it has the intent to sell the security and (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

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

This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 115-2 and FAS 124-2 must also early adopt FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The adoption of FSP FAS 115-2 and FAS 124-2 had no material impact on our consolidated financial position or results of operations.

FSP SFAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” FSP SFAS 107-1 and APB 28-1 amend SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in Note 8 - Fair Value Measurements.

FASB Statement No. 166

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140. This statement prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

FASB Statement No. 167

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

FASB Statement No. 168

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding. Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities. As of June 30, 2009 and for the three and nine months ended June 30, 2009, the Company did not issue and does not have any outstanding CSEs. For the three and nine months ended June 30, 2009, earnings per share is shown below. For the three and nine months ended June 30, 2008, there were no CSEs. Due to the timing of the Bank’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on May 19, 2008, earnings per share for the period from May 19, 2008 to June 30, 2008 is not considered meaningful and is not shown.

The following table sets forth the composition of the weighted average shares (denominator) used in the basic earnings per share computation.

	Three Months Ended June 30, 2009	Nine Months Ended June 30, 2009

Net Income	$154,271	$1,041,661

Weighted average shares outstanding	6,152,500	6,152,500
Average unearned ESOP shares	(228,318)	(231,690)
Weighted average shares outstanding - basic	5,924,182	5,920,810

Earnings per share – basic	$0.03	$0.18

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP. Shares of the Company’s common stock purchased by the ESOP are held in trust for allocation to participants. Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital. During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc. The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP. The loan is being repaid in quarterly installments through 2026 at 5%. Shares are released to participants proportionately as the loan is repaid. During the three and nine months ended June 30, 2009, approximately 3,350 and 10,051 shares, respectively, were committed to be released. ESOP expense for the three and nine months ended June 30, 2009 was $9,790 and $72,110, respectively. At June 30, 2009, there were 226,661 unallocated shares, at an average cost of $10.86 per share, held by the ESOP having an aggregate fair value of $2,209,945 at such date.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

Investment securities available for sale at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$999,264	$14,799	$—	$1,014,063
U.S. agency securities	6,148,802	13,176	(2,930)	6,159,048
FHLB notes	3,496,236	81,429	—	3,577,665
Tax-exempt securities	2,067,812	3,358	(34,133)	2,037,037
Trust preferred security	1,000,000	—	(430,570)	569,430
Corporate	1,292,143	23,331	(212)	1,315,262

	15,004,257	136,093	(467,845)	14,672,505

Mortgage-backed securities:
FNMA:
Adjustable-rate	4,974,063	111,594	(1,938)	5,083,719
Fixed-rate	2,276,121	11,586	—	2,287,707
Balloon	526,002	262	—	526,264
FHLMC:
Adjustable-rate	1,197,422	3,974	(4,828)	1,196,568
Fixed-rate	720,912	37,665	—	758,577
GNMA, adjustable-rate	217,334	2,751	—	220,085
CMO, fixed-rate	2,817,109	1,408	(51,230)	2,767,287

	12,728,963	169,240	(57,996)	12,840,207

	$27,733,220	$305,333	$(525,841)	$27,512,712

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government securities	$998,599	$6,089	$—	$1,004,688
FHLB notes	6,983,752	15,740	(21,054)	6,978,438
Tax-exempt securities	2,321,165	3,644	(13,181)	2,311,628
Trust preferred security	1,000,000	—	(247,889)	752,111

	11,303,516	25,473	(282,124)	11,046,865

Mortgage-backed securities:
FNMA:
Adjustable-rate	4,236,230	11,106	(52,887)	4,194,449
Fixed-rate	2,786,522	—	(115,597)	2,670,925
Balloon	729,037	—	(9,084)	719,953
FHLMC:
Adjustable-rate	1,499,909	285	(32,026)	1,468,168
Fixed-rate	1,601,079	11,844	(3,938)	1,608,985
GNMA, adjustable-rate	264,402	257	(5,397)	259,262

	11,117,179	23,492	(218,929)	10,921,742

	$22,420,695	$48,965	$(501,053)	$21,968,607

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at June 30, 2009 and September 30, 2008 consisted of the following:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable-rate	$305,979	$6,673	$(18)	$312,634
GNMA, fixed-rate	2,543	165	—	2,708
FNMA, fixed-rate	2,188,046	61,454	—	2,249,500

	$2,496,568	$68,292	$(18)	$2,564,842

	September 30, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable-rate	$340,327	$2,975	$(1,051)	$342,251
GNMA, fixed-rate	3,287	1	—	3,288
FNMA, fixed-rate	2,526,223	—	(41,541)	2,484,682

	$2,869,837	$2,976	$(42,592)	$2,830,221

At June 30, 2009, the Company’s unrealized loss on the trust preferred security was $430,570 compared to $247,889 at September 30, 2008. Management believes that the increased loss on this security in fiscal 2009 was due primarily to changes in broad market interest rates and the continued illiquidity in the financial markets. Management believes that historic changes in the economy and interest rates have caused the pricing of all securities, and specifically trust-preferred securities, to widen dramatically over treasuries during the three and nine months ended June 30, 2009. The principal and interest payments on our debt securities have been made as scheduled, and there is no evidence that the issuer will not continue to do so. Management believes that the value of these securities will recover over time as long-term market interest rates move and as the market environment improves.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable

Loans receivable consisted of the following at June 30, 2009 and September 30, 2008:

	At June 30, 2009	At September 30, 2008

Mortgage Loans:
One-to four-family	$254,028,275	$248,118,373
Multifamily	10,484,376	1,906,328
Construction or development	49,999,040	45,451,367
Land loans	3,374,280	4,529,976
Commercial real estate	138,423,174	138,522,139
Total Mortgage Loans	456,309,145	438,528,183

Commercial Loans	15,177,502	17,259,581

Consumer Loans:
Home equity lines of credit	19,672,748	12,392,703
Second mortgages	109,203,835	103,741,105
Other	1,127,181	1,303,639
Total Consumer Loans	130,003,764	117,437,447

Total Loans	601,490,411	573,225,211

Deferred loan costs, net	3,896,027	3,815,761
Allowance for loan losses	(5,043,357)	(5,504,512)

	$600,343,081	$571,536,460

Included in loans receivable were nonaccrual loans in the amount of $10,413,203 and $8,584,784, at June 30, 2009 and September 30, 2008, respectively. Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $283,746 and $129,514 for the three months ended June 30, 2009 and 2008, respectively, and was $492,851 and $349,000 for the nine months ended June 30, 2009 and 2008, respectively.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods indicated:

	Nine Months Ended June 30, 2009	Nine Months Ended June 30, 2008	Year Ended September 30, 2008

Balance at beginning of period	$5,504,512	$4,541,143	$4,541,143

Provision for loan losses	1,217,423	868,506	1,608,506

Charge-offs	(1,682,273)	(645,524)	(649,937)
Recoveries	3,695	3,900	4,800

Net Charge-offs	(1,678,578)	(641,624)	(645,137)

Balance at end of period	$5,043,357	$4,768,025	$5,504,512

As of June 30, 2009 and September 30, 2008, the Company had impaired loans under SFAS No. 114 “Accounting by Creditors for Impairment of a Loan” with a total recorded investment of $7,303,996 and $3,487,949, respectively, with a related allowance for loan losses of $946,735 and $871,987, respectively. As of June 30, 2009 and September 30, 2008 there were approximately $826,000 and $2,806,000, respectively, of additional impaired loans for which no specific reserves had been recorded based on fair value of collateral and expected future cash flows. The average recorded investment in impaired loans for the nine months ended June 30, 2009 and 2008 and the year ended September 30, 2008, was $7,775,386, $3,488,981 and $6,600,632, respectively. For the nine months ended June 30, 2009 and 2008 and the year ended September 30, 2008, cash collections on impaired loans were $232,016, $22,000 and $154,511, respectively.

At June 30, 2009, no additional funds were committed to be advanced in connection with impaired loans.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of June 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2009, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2009
Tangible Capital (to tangible assets)	$62,277,476	8.87%	$10,533,981	1.50%	N/A
Core Capital (to adjusted total assets)	62,277,476	8.87	28,090,616	4.00	$35,113,270	5.00%
Tier 1 Capital (to risk-weighted assets)	62,277,476	11.54	21,763,141	4.00	32,644,712	6.00
Total risk-based Capital (to risk-weighted assets)	67,320,832	12.47	43,526,283	8.00	54,407,853	10.00

As of September 30, 2008:
Tangible Capital (to tangible assets)	$61,290,885	9.64%	$9,535,456	1.50%	N/A
Core Capital (to adjusted total assets)	61,290,885	9.64	25,427,881	4.00	$31,784,852	5.00%
Tier 1 Capital (to risk-weighted assets)	61,290,885	12.40	19,776,910	4.00	29,665,366	6.00
Total risk-based Capital (to risk-weighted assets)	65,923,410	13.33	39,553,821	8.00	49,442,276	10.00

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2009, the Company did have assets that were measured at fair value on a recurring basis that use Level 3 measurements.

Following is a description of valuation methodologies used for assets recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (SFAS No. 107, Disclosures about Fair Value of Financial Instruments).

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment and Mortgage-backed Securities Available for Sale—Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of June 30, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Fair Value Measurements (Continued)

Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS No. 107 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for SFAS No. 107 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of one-to four-family residential mortgage loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on our current pricing for loans with similar characteristics, adjusted for prepayment and credit loss estimates.

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

Accrued Interest Receivable—This asset is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

FHLB Stock—Although FHLB stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

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

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS No. 107 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Fair Value Measurements (Continued)

Advances from Federal Home Loan Bank—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of this debt under SFAS No. 107. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Other Borrowed Money—These liabilities are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Accrued Interest Payable—This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Commitments to Extend Credit and Letters of Credit—The majority of the Bank’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Bank and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$14,672,505	$—	$14,672,505	$—
Mortgage-backed securities available for sale	12,840,207	—	12,840,207	—

Total	$27,512,712	$—	$27,512,712	$—

For assets measured at fair value on a nonrecurring basis in 2009 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2009:

	June 30, 2009
	Total	Level 1	Level 2	Level 3

Real estate owned (1)	$4,939,570	$—	$—	$4,939,570
Impaired loans(2)	6,357,261	—	—	6,357,261

Total	$11,296,831	$—	$—	$11,296,831

(1) $492,792 of real estate owned is recorded at cost and not included in the $4,939,570 in the table above.
(2) $946,735 of reserve is not included in $7,303,996 of impaired loans in the table above.

The table below presents a summary of activity in our real estate owed during the nine months ended June 30, 2009:

	June 30, 2009
	Balance as of September 30, 2008	Additions	Sales	Balance as of June 30, 2009

One-to four family	$230,262	$1,607,318	$125,550	$1,712,030
Commercial real estate	—	3,122,917	—	3,122,917
Commercial	—	19,615	—	19,615
Second mortgages	—	85,008	—	85,008

Total	$230,262	$4,834,858	$125,550	$4,939,570

Malvern Federal Bancorp Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 – Fair Value Measurements (Continued)

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” as amended, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

The estimated fair values of financial instruments were as follows:

	June 30, 2009		September 30, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets
Cash and cash equivalents	$36,277,123	$36,277,123	$12,922,297	$12,922,297
Investment securities available for sale	27,512,712	27,512,712	21,968,607	21,968,607
Investment securities held for sale	2,496,568	2,564,842	2,869,837	2,830,221
Loan receivable, net	600,343,081	602,327,020	571,536,460	574,890,371
Accrued interest receivable	2,315,065	2,315,065	2,452,694	2,452,694
Restricted stock	6,566,973	6,566,973	6,895,673	6,895,673
Mortgage servicing rights	347,698	347,698	434,280	434,280

Financial liabilities:
Deposits	$526,749,660	$529,244,549	$453,493,136	$455,301,487
Short-term borrowings	—	—	8,500,000	8,500,000
Long-term borrowings	104,957,307	104,406,585	105,298,447	105,364,291
Accrued interest payable	753,503	753,503	894,061	894,061

Notes to Consolidated Financial Statements (Unaudited)

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

Comparison of Financial Condition at June 30, 2009 and September 30, 2008

          The Company’s total assets amounted to $707.3 million at June 30, 2009 compared to $639.5 million at September 30, 2008. The primary reason for the increase in assets during the first nine months of fiscal 2009 was an increase in net loans receivable of $28.8 million, or 5.0%. Cash and cash equivalents increased by $23.4 million at June 30, 2009 compared to September 30, 2008 due to an increase in deposits partially offset by reductions in borrowings. Total deposits increased $73.3 million, or 16.2%, at June 30, 2009 compared to September 30, 2008.

          At June 30, 2009, we had $4.9 million of real estate owned compared to $230,000 at September 30, 2008. During the first quarter fiscal 2009, we foreclosed upon a mixed-use building located in Philadelphia which had secured a $3.5 million commercial real estate loan which had been classified as impaired beginning in fiscal 2007. In addition, during the March 31, 2009 quarter, there was an aggregate of $1.3 million of real estate owned added which consisted of one single-family residence in Bucks County, Pennsylvania and one commercial real estate property located in Chester County, Pennsylvania. For the quarter ended June 30, 2009 there was one property sale of other real estate owned for $107,000 which resulted in a $17,000 loss on sale. There was one addition in other real estate owned for the quarter ended June 30, 2009 for $279,000.

          Our total liabilities at June 30, 2009, amounted to $637.5 million compared to $570.7 million at September 30, 2008. The primary reason for the $66.8 million, or 11.7% increase in total liabilities was the$73.3 million increase in our deposits, which was partially offset by an $8.5 million decrease in the outstanding balance on our FHLB line of credit. Subsequent to the reorganization, we moderately increased our use of leverage in the form of FHLB advances as an additional source of funds.

          Shareholders’ equity increased by $941,000 to $69.8 million at June 30, 2009 compared to $68.8 million at September 30, 2008 primarily due to net income of $1.0 million during the first nine months of fiscal 2009. Retained earnings increased by $737,000 to $46.4 million as a result of net income for the first nine months of the 2009 fiscal year less declared cash dividends of $305,000 in the aggregate.

          The table below sets forth the amounts and categories of non-performing assets in our portfolio. Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful. Our non-performing assets include troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

	June 30, 2009	September 30, 2008
	(Dollars in Thousands)
Non-accruing loans:
One-to four-family	$2,642	$1,402
Multi-family	829	—
Commercial real estate	2,517	4,050
Construction or development	2,665	1,695
Commercial	35	561
Home equity lines of credit	367	205
Second mortgages	1,358	672
Total non-accruing	10,413	8,585
Troubled debt restructurings	87	103
Total non-performing loans	10,500	8,688
Real estate owned and other foreclosed assets:
One-to four-family	1,712	230
Commercial real estate	3,123	—
Commercial	20	—
Second mortgages	85	—
Total	4,940	230
Total non-performing assets	$15,440	$8,918
Ratios:
Non-performing loans as a percent of gross loans	1.75%	1.52%
Non-performing assets as a percent of total assets	2.18%	1.39%

          The Company’s total non-performing assets amounted to $15.4 million at June 30, 2009, a $6.5 million increase compared to total non-performing assets at September 30, 2008. At June 30, 2009, the Company had $2.6 million of non-accruing single-family mortgage loans, comprised of eight loans, compared to four non-accruing single-family mortgage loans, with an aggregate carrying value of $1.4 million at September 30, 2008. At June 30, 2009, the Company had $2.5 million of non-accruing commercial real estate loans compared to $4.1 million of non-accruing commercial real estate loans at September 30, 2008. The Company’s non-accruing commercial real estate loans at June 30, 2009 were comprised of an aggregate of nine loans secured by properties located in Chester County, Pennsylvania and surrounding areas. All of the Company’s non-accruing commercial real estate loans at September 30, 2008 were transferred to real estate owned during the first nine months of fiscal 2009. At June 30, 2009, the Company had $2.7 million of non-accruing construction and development loans compared to $1.7 million of non-accruing construction and development loans at September 30, 2008. The reason for the increase in non-accruing construction and development loans is due to the repayment in full during the quarter of the $1.7 million loan which was on non-accrual status at September 30, 2008, which was more than offset by the addition of two new construction loans, with outstanding balances for $1.8 million and $400,000, respectively, being placed on non-accrual status during the quarter ended June 30, 2009. Both of these new non-accrual construction loans consist of individual loans to two separate builders to construct a single home in the Company’s market area. The Company’s real estate owned amounted to $4.9 million at June 30, 2009 compared to $230,000 at September 30, 2008. The Company’s largest parcel of real estate owned at June 30, 2009 consisted of a $2.3 million (written down from the previous value of $3.5 million at September 30, 2008) mixed-use (medical offices and residential) building located in Philadelphia, Pennsylvania. The property is actively being marketed for sale. The Company’s second largest real estate owned relationship at June 30, 2009 is a group of eight single-family rental properties located in Norristown, Pennsylvania with an aggregate carrying value of $860,000. Previously, the Company had recorded a $230,000 real estate owned balance at September 30, 2008 with respect to this relationship. During the first quarter of fiscal 2009, the Company paid off an existing $785,000 first lien on the properties held by another lender in order to gain control of the properties (originally, the Company had only a second mortgage on these properties). The Company currently is marketing the properties for sale. The Company’s real estate owned at June 30, 2009 also includes a restaurant and related property located in Malvern, Pennsylvania with a carrying value of $806,000 (reduced from $1.1 million at September 30, 2008). The Company obtained these properties, which previously secured a commercial real estate loan and two commercial loans that were on non-accrual status at September 30, 2008, in foreclosure during the quarter ended June 30, 2009. The remainder of the Company’s real estate owned at June 30, 2009 consists of three single-family homes with an aggregate carrying value of $937,000 located in the Company’s market area.

Comparison of Our Operating Results for the Three and Nine Months Ended June 30, 2009 and 2008

          General. Our net income was $154,000 for the three months ended June 30, 2009 compared to net loss of $63,000 for the three months ended June 30, 2008. Earnings per share on the Company’s outstanding common shares was $0.03 for the quarter ended June 30, 2009. Net interest income increased by $142,000 and other income increased by $93,000. Other expense for the quarter ended June 30, 2009 includes a special assessment levied by the FDIC upon all federally insured depository institutions which, in our case, amounted to $318,000. Our interest rate spread of 2.04% and net interest margin of 2.36% for the three months ended June 30, 2009 decreased when compared to a net interest spread of 2.18% and a net interest margin of 2.65% for the three months ended June 30, 2008.

          Our net income was $1.0 million for the nine months ended June 30, 2009 compared to net income of $874,000 for the nine months ended June 30, 2008. The primary reasons for the increase in net income during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was due to a $1.5 million increase in net interest income and a $204,000 increase in other income which was partially offset by an $349,000 increase in the provision for loan losses and a $545,000 increase in FDIC deposit insurance expense.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$600,090	$8,343	5.56%	$529,537	$8,024	6.06%
Investment securities	29,116	233	3.19	20,411	211	4.14
FHLB stock	6,567	—	0.00	4,932	64	5.19
Deposits in other banks	22,753	16	0.30	11,631	47	1.62
Total interest-earning assets	658,526	8,592	5.20%	566,511	8,346	5.89%
Non-interest-earning assets	34,978			19,724
Total assets	$693,504			$586,235

Interest Bearing Liabilities:
Demand and NOW accounts	$87,764	465	2.12	$37,409	87	0.93
Money market accounts	57,170	197	1.36	75,235	477	2.54
Savings accounts	39,220	28	0.28	39,981	75	0.75
Time deposits	309,264	2,716	3.52	260,879	2,857	4.38
Total deposits	493,418	3,406	2.76	413,504	3,496	3.38
FHLB borrowings	104,980	1,294	4.92	82,349	1,100	5.34
Total interest-bearing liabilities	598,398	4,700	3.16	495,853	4,596	3.71
Non-interest-bearing liabilities	26,469			34,847
Total liabilities	624,867			530,700
Shareholders’ Equity	68,637			55,535
Total liabilities and shareholders’ equity	$693,504			$586,235
Net interest-earning assets	$60,128			$70,658
Net interest income; average interest rate spread		$3,892	2.04%		$3,750	2.18%
Net interest margin (2)			2.36%			2.65%
Average interest-earning assets to average interest-bearing liabilities	110.05%			114.25%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$596,053	$25,265	5.65%	$504,621	$23,694	6.26%
Investment securities	26,983	691	3.41	22,569	737	4.35
FHLB stock	6,495	—	0.00	4,685	182	5.18
Deposits in other banks	12,380	41	0.44	8,259	161	2.60
Total interest-earning assets	641,911	25,997	5.40%	540,134	24,774	6.12%
Non-interest-earning assets	30,759			18,952
Total assets	$672,670			$559,086

Interest Bearing Liabilities:
Demand and NOW accounts	$69,010	903	1.74	$35,414	210	0.79
Money market accounts	58,280	799	1.83	70,664	1,736	3.28
Savings accounts	38,421	107	0.37	39,058	247	0.84
Time deposits	306,115	8,509	3.71	264,059	9,137	4.61
Total deposits	471,826	10,318	2.92	409,195	11,330	3.69
FHLB borrowings	106,734	3,915	4.89	74,091	3,140	5.65
Total interest-bearing liabilities	578,560	14,233	3.28	483,286	14,470	3.99
Non-interest-bearing liabilities	25,132			27,834
Total liabilities	603,692			511,120
Shareholders’ Equity	68,978			47,966
Total liabilities and shareholders’ equity	$672,670			$559,086
Net interest-earning assets	$63,351			$56,848
Net interest income; average interest rate spread		$11,764	2.12%		$10,304	2.13%
Net interest margin (2)			2.44%			2.54%
Average interest-earning assets to average interest-bearing liabilities	110.95%			111.76%

(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

          Interest Income. The Company’s interest and dividend income increased by $246,000 in the three month period ended June 30, 2009 compared to the three month period ended June 30, 2008. Interest income earned on loans increased in the three months ended June 30, 2009 over the prior comparable period in fiscal 2008 due to growth in the loan portfolio. During the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008, the average balance of loans receivable increased by $70.6 million, or 13.3%, due primarily to growth in the Company’s one-to four-family residential mortgage loans, commercial real estate loans and home equity lines of credit. The increases in interest income in the third quarter of fiscal 2009 from our loan portfolio were partially offset by lower income amounts earned on our FHLB stock and interest-bearing cash accounts. Average yields on investment securities decreased to 3.19% for the three months ended June 30, 2009 from 4.14% for the comparable period in fiscal 2008. The average balances of investment securities increased by $8.7 million during the three months ended June 30, 2009 compared to the comparable prior year period.

          The Company’s interest and dividend income increased by $1.2 million in the nine month period ended June 30, 2009 compared to the nine month period ended June 30, 2008. The increase in interest income earned on loans during the first nine months of fiscal 2009 over the prior comparable period in fiscal 2008 again was due primarily to growth in the loan portfolio, particularly single-family residential mortgage loans, home equity lines of credit and second mortgages. The increases in interest income in the first nine months of fiscal 2009 from our loan portfolio were partially offset by lower income amounts earned on our investment securities portfolio due to lower average yields earned. Average yields on investment securities decreased to 3.41% for the nine months ended June 30, 2009 from 4.35% for the same period ended 2008.The average balances of investment securities increased by $4.4 million during the nine months ended June 30, 2009 compared to the comparable prior year period.

          Interest Expense. The Company’s interest expense for the three month period ended June 30, 2009 was $4.7 million, an increase of $104,000 from the three month period ended June 30, 2008. The Company had an $89,000 decrease in interest expense on total deposits in the third quarter of fiscal 2009 compared to the third quarter in fiscal 2008, which was more than offset by a $193,000 increase in interest expense on FHLB borrowings. The average rate paid on deposits decreased to 2.76% for the three months ended June 30, 2009 from 3.38% for the same period in total fiscal 2008, and the average rate paid on borrowed funds decreased to 4.92% in the third quarter of fiscal 2009 compared to 5.34% in the third quarter of fiscal 2008.

          The Company’s interest expense for the nine month period ended June 30, 2009 was $14.2 million, a decrease of $236,000 from the nine month period ended June 30, 2008. The Company had a $1.0 million decrease in interest expense on total deposits in the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, which was partially offset by a $775,000 increase in interest expense on FHLB borrowings. The average rate paid on deposits decreased to 2.92% for the nine months ended June 30, 2009 from 3.69% for the same period in total 2008, and the average rate paid on borrowed funds decreased to 4.89% in the first nine months of fiscal 2009 compared to 5.65% in the comparable period in fiscal 2008.

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

          The provision for loan losses was $310,000 for the quarter ended June 30, 2009 compared to $406,000 for the quarter ended June 30, 2008. Our provision for loan losses amounted to $1.2 million for the nine months ended June 30, 2009 compared to $869,000 for the nine months ended June 30, 2008. The Company had approximately $114,000 of net charge-offs to the allowance for loan losses in the three months ended June 30, 2009 compared to $270,000 of net charge-offs for the quarter ended June 30, 2008. During the quarter ended June 30, 2009, the Company charged-off $54,000 of two commercial real estate loans with aggregate loan balances totaling $1.1 million. During the quarter, the Company consented to the sale of the collateral properties securing these loans, which resulted in a $142,000 loss upon the sale which was recognized in other real estate expenses. During the quarter ended June 30, 2009, the Company also charged-off $53,000 of a second mortgage on a single-family residential property and $8,000 of unsecured consumer installment loans. The Company had approximately $1.7 million of net charge-offs to the allowance for loan losses in the nine months ended June 30, 2009 compared to $642,000 of net charge-offs for the nine months ended June 30, 2008.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30,		For the Year Ended September 30, 2008

	2009	2008
	(Dollars in Thousands)

Balance at beginning of period	$5,505	$4,541	$4,541
Provision for loan losses	1,217	869	1,609

Charge-offs:
Mortgage:
One-to four-family	121	144	144
Multi-family	—	—	—
Commercial real estate	—	—	90
Construction or development	—	—	—
Land loans	—	—	—
Commercial:
Real estate	1,403	90	—
Other	—	4	4
Consumer:
Home equity lines of credit	—	—	—
Second mortgages	131	393	393
Other	27	15	19
Total charge-offs	1,682	646	650
Recoveries:
Mortgage:
One-to four-family	—	—	—
Multi-family	—	—	—
Commercial real estate	—	—	—
Construction or development	—	—	—
Land loans	—	—	—
Commercial	—	—	—
Total recoveries	—	—	—
Consumer:
Home equity lines of credit	—	—	—
Second mortgages	—	2	2
Other	3	2	3
Total recoveries	3	4	5

Net charge-offs	1,679	642	645
Balance at end of period	$5,043	$4,768	$5,505

Ratios:
Ratio of allowance for loan losses to non-performing loans	48.03%	70.35%	63.36%
Ratio of net charge-offs to average loans outstanding annualized	0.38%	0.17%	0.12%
Ratio of net charge-offs to total allowance for loan losses annualized	44.39%	17.95%	11.72%

          Other Income. Our total other, or non-interest income, was $562,000 for the three months ended June 30, 2009 compared to $469,000 for the three months ended June 30, 2008. The $93,000 increase in other income was due primarily to a $55,000 increase in the amount of service charges and other fees, due primarily to increases in demand deposit fee income and debit card income, and a $52,000 increase in earnings on bank owned life insurance, as a result of an additional $5.0 million purchase during the first quarter, which was partially offset by a $18,000 net loss on sale of other real estate owned in the June 30, 2009 quarter.

          Our total other, or non-interest income, increased by $204,000 to $1.6 million for the nine months ended June 30, 2009 over the comparable prior year period. An $115,000 increase in service charges and other fees, a $29,000 net gain on sale of investment securities available for sale and a $114,000 increase in earnings on bank owned life insurance were partially offset by a $43,000 decrease in the gain on sale of loans (net) and a $18,000 net loss on sale of other real estate owned in the first nine months of fiscal 2009.

          Other Expenses. Other, or non-interest, expenses of the Company increased by $40,000 in the quarter ended June 30, 2009 over the comparable prior year period. Other expenses in the three months ended June 30, 2009 reflect increased salary and benefit expense of $271,000, a $401,000 increase in federal deposit insurance premiums, a $101,000 increase in professional fees, a $224,000 increase in real estate expenses and a $239,000 increase in other operating expenses, which were partially offset by the absence in fiscal 2009 of the $1.2 million non-recurring pretax charge for the contribution made to the Malvern Federal Charitable Foundation during the three months ended June 30, 2008. The increase in salary and benefit expense in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 reflects an increase in the number of full-time equivalent employees, normal salary increases, and increased health care insurance costs. The increase in other operating expenses in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 reflects increases in real estate owned expenses and deposit processing costs. The increase in federal deposit insurance premiums was due to the special assessment by the FDIC on all insured institutions, which amounted to $318,000 in our case, as well as an increase in the regular assessment rate for the deposit insurance premium. The increase in professional fees in the fiscal 2009 period primarily reflects the increased regulatory and reporting costs incurred as a public company.

          Other expenses of the Company increased by $1.2 million in the nine months ended June 30, 2009 over the comparable prior year period. The increase in the nine months ended June 30, 2009 primarily reflects increased salary and benefit expense of $591,000, a $545,000 increase in federal deposit insurance premiums, a $358,000 increase in professional fees, a $224,000 increase in real estate expenses and a $503,000 increase in other operating expenses, which were partially offset by the absence in fiscal 2009 of the $1.2 million non-recurring pretax charge for the contribution made to the Malvern Federal Charitable Foundation during the three months ended June 30, 2008.

          Income Tax Expense. Our income tax benefit was $28,000 for the three months ended June 30, 2009 compared to $101,000 for the three months ended June 30, 2008. The decrease in tax benefit for the third quarter in fiscal 2009 was due to an increase in income before taxes compared to the three months ended June 30, 2008. Our effective tax rate was 22.4% for the three months ended June 30, 2009 compared to 61.8% for the three months ended June 30, 2008. The higher tax benefit rate for the three months ended June 30, 2008 was attributed to the tax benefit of the one time charitable foundation contribution of $1.2 million in fiscal 2008. The decrease in effective tax rate for the three month ended June 30, 2009, was due to a larger portion of pre-tax income being from tax-exempt income.

          Our income tax expense was $321,000 for the nine months ended June 30, 2009 compared to $335,000 in expense for the nine months ended June 30, 2008. Our effective tax rate was 23.6% for the nine months ended June 30, 2009, compared to 27.7% for the nine months ended June 30, 2008. The decrease in effective tax rate was due to a larger portion of pre-tax income being from tax-exempt income.

Liquidity and Capital Resources

          Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity. At June 30, 2009, our cash and cash equivalents amounted to $36.3 million. In addition, at such date our available for sale investment securities amounted to $27.5 million.

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

          We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. At June 30, 2009, we had certificates of deposit maturing within the next 12 months amounting to $195.8 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us. For the nine months ended June 30, 2009, the average balance of our outstanding FHLB advances was $106.7 million. At June 30, 2009, we had $105.0 million in outstanding long-term FHLB advances and we had $244.2 million in additional FHLB advances available to us. In addition, at June 30, 2009, we had a $50.0 million in line of credit with the FHLB, none of which was outstanding at such date.

The following table summarizes our contractual cash obligations at June 30, 2009.

	Payments Due by Period
	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years	Total
	(In Thousands)
Certificates of deposit	$195,819	$97,225	$6,540	$10,166	$309,750
Long-term debt obligations	35,000	21,957	—	48,000	104,957
Operating lease obligations	84	168	168	63	483
Total contractual obligations	$230,903	$119,350	$6,708	$58,229	$415,190

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

Item 4T. Controls and Procedures

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchase of its common stock made during the quarter are set forth in the following table:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the or Program (1)

May 1 – May 31, 2009	—	—	—	—
June 1 – June 30, 2009	—	—	—	—

Total	—	—	—	—

(1)
On May 7, 2009, the Company announced that its Board of Directors approved the repurchase of up to 138,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Malvern Federal Mutual Holding Company. The repurchase program is scheduled to terminate as of May 7, 2010. Through June 30, 2009, no shares had been repurchased under the share repurchase program.

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

MALVERN FEDERAL BANCORP, INC.

Date:	August 7, 2009	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Date:	August 7, 2009	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President
and Chief Financial Officer