Form 10-K
period 2009-09-30
MALVERN FEDERAL BANCORP INC
filed 2009-12-18
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2009

or

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
YES ☐ NO ☒
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.                       YES ☒ NO ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).               YES ☐ NO ☒

The aggregate market value of the 2,466,047 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $8.95 for the common stock on March 31, 2009, reported by the NASDAQ Stock Market, was approximately $22.1 million.  Shares of common stock held by the registrant’s parent, Malvern Federal Mutual Holding Company and its executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 17, 2009 was 6,102,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN FEDERAL BANCORP, INC.
2009 ANNUAL REPORT ON FORM 10-K

i

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations hereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Federal Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or words of similar meaning, or future or conditional terms such as “will,” “would,” “should,” “could,” “may,” “likely,” “probably,” or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Malvern Federal Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Federal Bancorp, Inc. is or will be doing business, being less favorable than expected;(6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Federal Bancorp, Inc. will be engaged. Malvern Federal Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or “the Company” refer to Malvern Federal Bancorp, Inc., a Federal corporation, and the term the “Bank” refers to Malvern Federal Savings Bank, a federally chartered savings bank and wholly owned subsidiary of the Company.  In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

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

Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania.  The Bank currently conducts its business from its headquarters and seven additional financial centers; with an eighth scheduled to open in the summer of 2010.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Pittsburgh.  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings, provisions for loan losses, and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

The Bank is an active originator of residential home mortgage loans in our market area.  Historically, Malvern Federal Savings was a traditional thrift with an emphasis on originating various residential loan products to hold in its portfolio.  Approximately six years ago, we determined to shift the emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans, construction and development loans and consumer loans.  We determined to originate greater amounts of commercial real estate loans, construction and development loans and consumer loans because we believed we could compete effectively as a niche lender in our market area for such loans given management’s knowledge of, and its extensive network of contacts in, the small to mid-sized businesses community in southeastern Pennsylvania.  In addition, commercial real estate loans, construction and development loans and consumer loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.  However, given the continuing recession, in recent periods we have limited our efforts to originate commercial real estate and construction or development loans.

Our headquarters is located at 42 East Lancaster Avenue, Paoli, Pennsylvania, and our telephone number is (610) 644-9400.  We maintain a website at www.malvernfederal.com and we provide our customers with on-line banking and telephone banking services.  The Company’s annual reports on Form 10-K, quarterly reports on Form10-Q, current reports on Form 8-K and other documents filed by the Company with the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website under the Investor Relations menu.  Such documents are available on the Company’s website as soon as reasonably practicable after they have been filed electronically with the SEC.  The information presented on our website, currently and in the future, is not considered to be part of this document, or any document, incorporated by reference in this document.

Market Area and Competition

We conduct business from our headquarters and seven financial centers located throughout Chester County, Pennsylvania.  Our headquarters office is in Paoli, Pennsylvania, approximately 25 miles west of the City of Philadelphia.  In addition to Chester County, our lending efforts are focused in neighboring Montgomery County and Delaware County, both of which are also in southeastern Pennsylvania.  To a lesser extent, we provide services to other areas in the greater Philadelphia market area.

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Within our market area, we estimate that more than 75 other banks, credit unions and savings institutions are operating.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2009, our net loan portfolio totaled $593.6 million or 85.8% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one-to four-family, also known as “single-family” residential real estate loans located in our market area.  We have increased our emphasis on originating commercial real estate loans, construction and development loans and consumer loans in recent years.  Our consumer loans consist primarily of home equity loans, second mortgage loans and lines of credit.

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

Loan Portfolio Composition. The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Mortgage Loans:
One-to four-family(1)	$252,308	42.4%	$248,118	43.3%	$193,460	40.4%	$186,760	40.9%	$202,313	48.6%
Commercial real estate	142,863	24.0	138,522	24.2	108,500	22.7	94,132	20.6	80,512	19.3
Construction or development	37,508	6.3	45,451	7.9	58,870	12.4	67,833	14.8	48,488	11.6
Multi-family	9,613	1.6	1,906	0.3	2,257	0.5	2,283	0.5	413	0.1
Land loans	3,237	0.6	4,530	0.8	6,665	1.4	7,675	1.6	3,125	0.8
Total mortgage loans	445,529	74.9	438,527	76.5	369,752	77.4	358,683	78.4	334,851	80.4
Commercial	15,647	2.6	17,260	3.0	15,767	3.3	16,504	3.6	16,494	4.0
Consumer:
Home equity lines of credit	19,149	3.2	12,393	2.2	11,811	2.5	12,702	2.7	14,132	3.4
Second mortgages	113,943	19.1	103,741	18.1	78,733	16.5	67,742	14.9	49,565	11.9
Other	1,143	0.2	1,304	0.2	1,525	0.3	1,621	0.4	1,262	0.3
Total consumer loans	134,235	22.5	117,438	20.5	92,069	19.3	82,065	18.0	64,959	15.6
Total Loans	595,411	100.0%	573,225	100.0%	477,588	100.0%	457,252	100.0%	416,304	100.0%

Deferred loan costs, net	3,872		3,816		2,404		1,954		1,602
Allowance for loan losses	(5,718)		(5,505)		(4,541)		(3,393)		(3,222)
Loans receivable, net	$593,565		$571,536		$475,451		$455,813		$414,684

(1)	Includes $9.3 million of loans held for sale at September 30, 2007.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Mortgage Loans:
One-to four-family(1)	$227,712	38.2%	$218,214	38.1%	$163,463	34.2%	$153,632	33.6%	$182,210	43.7%
Multi-family	3,519	0.6	—	—	—	—	—	—	326	0.1
Commercial real estate	56,126	9.4	52,406	9.1	35,053	7.4	40,502	8.9	35,578	8.5
Construction or development	5,382	0.9	4,505	0.8	8,626	1.8	7,435	1.6	7,121	1.7
Land loans	1,558	0.3	1,575	0.2	1,591	0.3	1,606	0.3	44	0.1
Total fixed-rate mortgage loans	294,297	49.4	276,700	48.2	208,733	43.7	203,175	44.4	225,279	54.1
Commercial	3,798	0.6	4,441	0.8	3,847	0.8	4,799	1.1	2,789	0.7
Consumer:
Home equity lines of credit	—	—	—	—	—	—	—	—	—	—
Second mortgages	113,943	19.1	103,741	18.1	78,706	16.5	67,643	14.8	49,562	11.9
Other	867	0.2	960	0.2	1,097	0.2	1,159	0.3	844	0.2
Total fixed-rate consumer loans	114,810	19.3	104,701	18.3	79,803	16.7	68,802	15.1	50,406	12.1
Total fixed-rate loans	$412,905	69.3	$385,842	67.3	$292,383	61.2	$276,776	60.5	$278,474	66.9
Adjustable-Rate Loans:
Mortgage Loans:
One-to four-family	$24,596	4.1%	$29,904	5.2%	$29,998	6.3%	$33,128	7.3%	$20,103	4.8%
Multi-family	6,094	1.0	1,906	0.4	2,257	0.5	2,283	0.5	87	0.1
Commercial real estate	86,737	14.6	86,116	15.0	73,448	15.4	53,629	11.7	44,934	10.8
Construction or development	32,126	5.4	40,946	7.1	50,244	10.5	60,398	13.2	41,367	9.9
Land loans	1,679	0.3	2,955	0.5	5,074	1.1	6,069	1.3	3,081	0.7
Total adjustable-rate mortgage loans	151,232	25.4	161,827	28.2	161,021	33.8	155,507	34.0	109,572	26.3
Commercial	11,849	2.0	12,819	2.2	11,920	2.5	11,705	2.5	13,705	3.3
Consumer:
Home equity lines of credit	19,149	3.2	12,393	2.2	11,811	2.4	12,703	2.7	14,132	3.4
Second mortgages	—	—	—	—	26	—	99	0.1	4	—
Other	276	0.1	344	0.1	427	0.1	462	0.2	417	0.1
Total adjustable-rate consumer loans	19,425	3.3	12,737	2.3	12,264	2.5	13,264	3.0	14,553	3.5
Total adjustable-rate loans	$182,506	30.7%	$187,383	32.7%	$185,205	38.8%	$180,476	39.5%	$137,830	33.1%
Total loans(1)	$595,411	100.0%	$573,225	100.0%	$477,588	100.0%	$457,252	100.0%	$416,304	100.0%

(1)	Includes $9.3 million of fixed-rate, single-family residential loans held for sale at September 30, 2007.

Loan Maturity. The following table presents the contractual maturity of our loans at September 30, 2009.  The table does not include the effect of prepayments or scheduled principals amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	One-to Four- Family	Multi- family	Commercial Real Estate	Construction or Development	Land Loans	Commercial	Home Equity Lines of Credit	Second Mortgages	Other	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$1,663	$—	$12,261	$20,143	$2,121	$3,504	$300	$166	$26	$40,184
After one year through two years	1,484	—	4,388	11,067	—	2,724	—	456	153	20,272
After two years through three years	926	—	1,716	115	—	226	—	630	164	3,777
After three years through five years	4,554	505	11,656	35	—	1,099	—	3,090	430	21,369
After five years through ten years	28,638	8,117	11,361	6,114	1,116	2,528	27	12,252	95	70,248
After ten years through fifteen years	41,961	463	90,632	—	—	1,599	5,243	47,047	2	186,947
Beyond fifteen years	173,082	528	10,849	34	—	3,967	13,579	50,302	273	252,614
Total	$252,308	$9,613	$142,863	$37,508	$3,237	$15,647	$19,149	$113,943	$1,143	$595,411
Interest rate terms on amounts due after one year:
Fixed rate	$226,049	$3,519	$48,786	$34	$568	$1,373	$—	$113,777	$841	$394,947
Adjustable rate	24,596	6,094	81,816	17,331	548	10,770	18,849	—	276	160,280
Total	$250,645	$9,613	$130,602	$17,365	$1,116	$12,143	$18,849	$113,777	$1,117	$555,227

Loan Originations, Purchases and Sales.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  In addition, we rely on a network of approximately eight mortgage brokers with respect to production of new single-family residential mortgage loans, second mortgage loans and home equity lines of credit.  We receive applications from such brokers on standardized documents meeting Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) guidelines and, if we determine to acquire loans from such brokers, they are underwritten and approved pursuant to the policies and procedures of Malvern Federal Savings Bank.  Depending upon our arrangements with the particular broker, loans obtained from our broker network are classified either as “purchased,” when the broker provides the loan funds at closing and closes the loan in its name, or as “originated,” when Malvern Federal Savings Bank disburses the loan funds at closing and the documents reflect the Bank as the lender.  Single-family residential mortgage loan applications and consumer loan applications are taken at any Malvern Federal Savings Bank branch office.  We also accept internet applications submitted to our website.  Applications for other loans typically are taken personally by our loan officers or business development officers, although they may be received by a branch office initially and then referred to one of our loan officers or business development officers.  All loan applications are processed and underwritten centrally at our main office.

All of our single-family residential mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae.  We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.  We do not originate, and at September 30, 2009 we had no, sub-prime loans in our portfolio.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate or construction or development loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  From October 1, 2005 through September 30, 2009, we purchased four loan participation interests from other institutions.  At September 30, 2009, the outstanding balance of such participation interests to Malvern Federal Savings was approximately $10.2 million and all were current and performing in accordance with their terms.  One such purchased participation interest in a construction and developments loan, which had an outstanding balance on our books of $4.6 million at September 30, 2009, was impaired and on non-accrual status at such date.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”

In addition, we also occasionally sell whole loans or participation interests in loans we originate.  From October 1, 2005 through September 30, 2009, we sold a participation interest in one construction and development loan in fiscal 2006.  We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $10.2 million at September 30, 2009.  At September 30, 2009, our five largest outstanding loans to one borrower and related entities amounted to $9.9 million, $8.6 million, $8.0 million, $6.7 million and $6.6 million, respectively, and all of such loans were performing in accordance with their terms.  In addition, in an effort to improve our interest rate risk exposure, we sold long-term (20 or 30 year term) fixed-rate single-family residential mortgage loans to Freddie Mac and Fannie Mae while retaining the loan servicing rights for such loans.  We receive a fee for continuing to service such loans when they are sold, and such fees are recorded as non-interest income.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(In Thousands)
Total gross loans at beginning of period	$573,225	$477,588	$457,252

Originations by type:
Mortgage:
One-to four-family	37,842	10,066	24,370
Multi-family	10,431	—	—
Commercial real estate	32,494	35,040	39,561
Construction or development(1)	16,015	26,534	35,802
Land loans	318	257	116
Other:
Commercial	5,105	10,092	11,751
Home equity lines of credit	19,309	6,940	8,674
Second mortgages	6,103	1,442	10,715
Other	884	878	1,022
Total originations	128,501	91,249	132,011
Principal Repayments:
Mortgage:
One-to four-family	59,838	17,508	24,973
Multi-family	2,727	351	26
Commercial real estate	24,167	6,518	25,193
Construction or development	23,763	39,952	44,765
Land loans	1,612	2,392	1,126
Other:
Commercial	6,696	8,599	12,487
Home equity lines of credit	12,595	6,358	9,565
Second mortgages	27,250	16,194	19,258
Other	1,044	221	780
Total principal repayments	159,692	98,093	138,173
Net loan originations and principal repayments	(31,191)	(6,844)	(6,162)
Purchases:
One-to four-family mortgage loans(2)	28,293	71,355	7,303
Second mortgage loans	31,964	39,760	19,533
Home equity lines of credit	58	—	—
Commercial real estate loans	—	1,500	—
Total purchased	60,315	112,615	26,836

Sales:
One-to four-family mortgage loans	—	9,256	—
Construction or development	—	—	—
Other adjustments, net(3)	(6,938)	(878)	(338)
Net increase	22,186	95,637	20,336
Total gross loans at and of period	$595,411	$573,225	$477,588

(1)	Includes purchases of participation interests in loans.
(2)	Includes purchases of loans from our network of loan brokers.
(3)	Reflects non-cash items related to other real estate owned, recoveries and charge-offs.

One-to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one-to four-family residences in our market area.  At September 30, 2009, $252.3 million, or 42.4%, of our total loans consisted of single-family residential mortgage loans.  As a result of our increased emphasis on construction, commercial real estate and consumer loans, our single-family residential real estate loans as a percentage of total loans have decreased from 48.6% at September 30, 2005 to 42.4% at September 30, 2009.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one-to four-family residential mortgage loans are taken by our Business Development Officer and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.  At September 30, 2009, $24.6 million, or 4.1%, of our one-to four-family residential loans consisted of ARM loans.  We also offer “balloon” loans which are amortized on a 30 year schedule but become due at the fifth or seventh anniversary, bi-weekly mortgage loans and, until August 2008, for borrowers with credit scores exceeding 700, no income/no asset (“NINA”) loans.  Our NINA loans amounted to $4.3 million in the aggregate at September 30, 2009.

We underwrite one-to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that the borrower obtains private mortgage insurance on loans that exceed 80% of the appraised value or sales price, whichever is less, of the secured property.  We also require that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans.  We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on all properties secured by a first mortgage on one-to four-family first mortgage loans.  Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property.  Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Commercial Real Estate, Multi-family Residential Real Estate and Land Loans.  At September 30, 2009, our loans secured by commercial real estate amounted to $142.9 million and constituted 24.0% of our total loans at such date.  In addition, at such date we had $3.2 million of loans secured by unimproved real estate and lots (“land loans”) and $9.6 million of loans secured by multi-family (more than four units) residential real estate, constituting 0.6% and 1.6%, respectively, of total loans at September 30, 2009.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area.  Our commercial real estate loans tend to be originated in an amount less than $3.0 million but will occasionally exceed that amount. At September 30, 2009, the average amount outstanding on our commercial real estate loans was $446,000.  The five largest commercial real estate loans outstanding were $7.8 million, $4.8 million, $4.4 million, $3.7 million and $3.7 million at September 30, 2009. During the year ended September 30, 2009, the commercial real estate loan portfolio grew as the result of originations, and the conversion of loans from construction to permanent status, by $4.3 million, or 3.1%.  Our commercial real estate loans have grown steadily over each of the past five fiscal years. We have increased our emphasis on originating commercial real estate loans due to the higher average yields they provide compared to single-family residential mortgage loans. During the year ended September 30, 2009, the average yield on our commercial real estate loans was 6.1% compared to 5.8% for our single-family residential mortgage loans.  Commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive.  At September 30, 2009, approximately 60.7% of our commercial real estate loans had adjustable interest rates compared to 9.8% of our single-family residential mortgage loans with adjustable rates at such date.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with monthly amortization not greater than 20 years loan and loan-to-value ratios of not more than 75%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan.  Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

At September 30, 2009, our loan portfolio included $3.2 million of land loans.  Two loans, with outstanding balances of $1.3 million and $763,000, respectively, at September 30, 2009, comprised 62.9% of our land loans at such date.  Both of these loans are to local developers for the purpose of acquiring raw land in Chester County, Pennsylvania, subdividing and improving such land and then selling the developed lots to nationally known homebuilders.  Both of such loans have performed in accordance with their terms since their originations in 2005 and 2004, respectively.  We had no non-performing land loans at September 30, 2009. One land loan in the amount of $763,000 was classified as substandard at September 30, 2009.

Loans secured by commercial real estate, unimproved land and multi-family real estate lending involve different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. We attempt to minimize these risks by limiting loans to proven businesses, only considering properties with existing operating performance which can be analyzed, using conservative debt coverage ratios in its underwriting, and periodically monitoring the operation of the business or project and the physical condition of the property. As of September 30, 2009, $785,000 or 0.5% of our commercial real estate mortgage loans were on non-accrual status and an aggregate of $6.6 million of our commercial real estate loans at such date were classified for regulatory reporting purposes (all of which were classified substandard and none of which were classified doubtful or loss).  See “Asset Quality – Asset Classification.”  As of September 30, 2009, $1.2 million, or 21.8% of our allowance for loan losses was allocated to commercial real estate mortgage loans.  In addition, at September 30, 2009 we held $4.0 million of commercial real estate as real estate owned, although subsequent to our 2009 fiscal year end we sold $2.8 million of such commercial real estate at no additional loss.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”  During the fiscal year ended September 30, 2009, we charged off an aggregate of $1.8 million in commercial real estate loans.

Various aspects of a commercial and multi-family loan and land loan transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125%.  We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Construction or Development Loans. We originate construction loans for residential and, to a lesser extent, commercial uses within its market area.  We generally limit construction loans to builders and developers with whom we have an established relationship, or who are otherwise known to officers of the Bank. At September 30, 2009, we had $37.5 million, or 6.3% of total loans, in outstanding construction or development loans. Given the downturn in the economic environment during fiscal year 2008, we decided to reduce our exposure to construction and development lending. As a result, the amount of our outstanding construction or development loans decreased to $37.5 million or 6.3% of total loans at September 30, 2009 from $45.5 million or 7.9% of total loans as of September 30, 2008. As market conditions improve, we will continue to evaluate the origination of construction or development loans as a growth area due to the relatively higher yields and shorter terms to maturity compared to long-term, single-family residential mortgage loans.  Our construction or development loans in the portfolio typically have variable rates of interest tied  to the prime rate which improves the interest rate sensitivity of our loan portfolio.  At September 30, 2009, approximately 85.7% of our construction loans had variable rates of interest and 83.2% of such loans had two years or less in their remaining terms to maturity at such date.

We have, and will continue to concentrate on originating construction loans with several local builders and developers in our market area with whom we have existing relationships.  Our construction loans generally have variable rates of interest, a maximum term to maturity of one year (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two unsold homes (one model home and one speculative home) is placed per project.

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

Construction and development loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. At September 30, 2009, the amounts outstanding on our five largest construction or development loans were $7.0 million, $4.6 million, $3.7 million, $2.6 million and $2.2 million.  The average size of our construction or development loans was approximately $375,000 at September 30, 2009.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.  At September 30, 2009, $1.6 million, or 27.3%, of our allowance for loan losses was attributed to construction or development loans.  We have charged off a total of $66,000 in construction or development loans over the past five fiscal years. At September 30, 2009, we had $7.1 million in non-performing construction loans due primarily to a $4.6 million participation interest in a construction and development loan to a single family residential retirement community located in Montgomery County, Pennsylvania and one single family construction loan in the amount of $1.8 million located in Chester County, Pennsylvania.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”

Commercial Business Loans. At September 30, 2009, we had $15.6 million in commercial business loans (2.6% of gross loans outstanding). Our commercial business loans generally are made to small to mid-sized businesses located in our market area.  We originate commercial business loans as these types of loans assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we originate may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are either adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure the loans. Personal guarantees from the business principals are generally obtained as additional collateral.  At September 30, 2009, the average balance of our commercial business loans was $150,000.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans.  As of September 30, 2009, we had $35,000 of non-accrual commercial business loans. At such date, $298,000 or 5.2% of the allowance for loan losses was allocated to commercial business loans.  During the past five fiscal years, we have charged off an aggregate of $7,000 of commercial business loans.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer loans amounted to $134.2 million or 22.5% of our total loan portfolio at September 30, 2009.  The largest components of our consumer loans are second mortgages, consisting primarily of home equity loans, which amounted to $113.9 million at September 30, 2009, and home equity lines of credit, which amounted to $19.1 million at such date.  Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising and, with respect to second mortgages and home equity lines of credit, through our broker network.

Our home equity lines of credit are variable rate loans tied to the prime rate.  Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods.  Our second mortgages have a maximum term to maturity of 20 years.  Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence.  However, our security generally consists of a second lien on the property.  Our lending policy provides that our home equity loans have loan-to-value ratios, when combined with any first mortgage, of 85% or less.  The maximum loan-to-value ratio on our home equity lines of credit is 75%. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate.  At September 30, 2009, the unused portion of our home equity lines of credit was $24.2 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral.  In the year ended September 30, 2009, we charged-off $213,000 of consumer loans. As a result of the recent declines in the market value of real estate and in the overall economy, we have been evaluating the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our efforts to assess the overall credit quality portfolio in connection with our review of the allowance for loan losses. As of September 30, 2009, we had an aggregate of $2.5 million of non-accruing second mortgage loans and home equity lines of credit, representing an increase of $1.6 million over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2008.  We attribute the substantial increase in non-performing consumer loans primarily to the current recession and increased unemployment levels.  At September 30, 2009, an aggregate of $1.2 million of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures.  Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors.  All modifications must be approved by our board of directors.

All loans must be approved by at least two bank officers.  Loans in amounts exceeding $400,000 must be approved by the Commercial Loan Committee, whose members include the Chief Lending Officer and two directors of Malvern Federal Savings Bank and loans in amounts exceeding $600,000 must be approved by the full board of directors of the Bank.

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

Real estate which is acquired as a result of foreclosure is classified as real estate owned until sold.  Real estate owned is recorded at the lower of cost or fair value less estimated selling costs.  Costs associated with acquiring and improving a foreclosed property is usually capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs.  Holding costs are charged to expense.  Gains and losses on the sale of real estate owned are charged to operations, as incurred.

We account for our impaired loans under accounting principles generally accepted in the United States of America (“U.S. GAAP”).  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial and construction loans are individually evaluated for impairment.  Our impaired loans amounted to $14.2 million and $6.3 million at September 30, 2009 and 2008, respectively.

Asset Classification.  Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets.  We have incorporated an internal asset classification system, substantially consistent with Federal banking regulations, as a part of our credit monitoring system.  Federal banking regulations set forth a classification scheme for problem and potential problem assets as “substandard,” “doubtful” or “loss” assets.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  “Substandard” assets include those characterized by the distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances.  The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Our management believes that, based on information currently available, its allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a monthly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above. Assets classified as “substandard” were $23.4 million, including $5.9 million of foreclosed other real estate owned, and $8.6 million, at September 30, 2009 and 2008 respectively. We had $3.9 million in assets classified doubtful at September 30, 2009 compared to none at September 30, 2008.  Assets designated as “special mention” totaled $13.0 million at September 30, 2009 compared to none at September 30, 2008.  We attribute the increases in classified assets and assets designated special mention at September 30, 2009 compared to September 30, 2008 primarily to the effects of the current recession on our borrowers.  We have no loans classified as loss at September 30, 2009 or 2008.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	At September 30, 2009 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
						Percent of Total Delinquent Loans 90 Days and Over			Percent of Total Delinquent Loans Greater Than 30 Days
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount		Number	Amount
	(Dollars in Thousands)
Mortgage:
One-to four-family	17	$5,166	60.5%	12	$3,809	26.8%	29	$8,975	39.5%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	5	1,939	22.7	3	785	5.5	8	2,724	12.0
Construction or development	—	—	—	8	7,086	50.0	8	7,086	31.2
Land loans	—	—	—	—	—	—	—	—	—
Commercial	2	68	0.8	1	35	0.2	3	103	0.4
Home equity	—	—	—	8	407	2.9	8	407	1.8
Second mortgages	20	1,323	15.5	28	2,072	14.6	48	3,395	14.9
Other	7	38	0.5	1	1	—	8	39	0.2
Total	51	$8,534	100.0%	61	$14,195	100.0%	112	$22,729	100.0%

	At September 30, 2008 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Days and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in Thousands)
Mortgage:
One-to four-family	7	$2,645	45.6%	4	$1,402	16.3%	11	$4,047	28.0%
Multi-family	—	—	—	—	—	—	—	—	—
Commercial real estate	4	1,813	31.3	2	4,050	47.2	6	5,863	40.8
Construction or development	1	350	6.0	2	1,695	19.8	3	2,045	14.2
Land loans	—	—	—	—	—	—	—	—	—
Commercial	1	76	1.3	2	561	6.5	3	637	4.4
Home equity	—	—	—	4	205	2.4	4	205	1.4
Second mortgages	16	904	15.6	15	672	7.8	31	1,576	11.1
Other	5	12	0.2	—	—	—	5	12	0.1
Total	34	$5,800	100.0%	29	$8,585	100.0%	63	$14,385	100.0%

Non-Performing Loans and Real Estate Owned.  The following table sets forth information regarding our non-performing loans and real estate owned.  Our general policy is to cease accruing interest on loans which are 90 days or more past due and to charge-off all accrued interest.  The table below sets forth the amounts and categories of non-performing assets in our loan portfolio.  Loans are placed on non-accrual status when the collection of principal and/or interest becomes doubtful.  Our non-performing assets include troubled debt restructurings (which involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).  Foreclosed assets include real estate owned and other assets acquired in settlement of loans.

	September 30,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accruing loans:
One-to four-family	$3,809	$1,402	$461	$686	$777
Multi-family	—	—	—	—	—
Commercial real estate	785	4,050	661	1,500	156
Construction or development	7,086	1,695	—	—	—
Land loans	—	—	—	—	—
Commercial	35	561	780	174	559
Home equity lines of credit	407	205	14	—	35
Second mortgages	2,072	672	351	341	270
Other	1	—	—	24	4
Total non-accruing	14,195	8,585	2,267	2,725	1,801
Accruing loans delinquent more than 90 days past due	—	—	—	—	—
Troubled debt-restructurings	81	103	121	—	2,202
Total non-performing loans	14,276	8,688	2,388	2,725	4,003
Real estate owned and other
foreclosed assets:
One-to four-family	1,568	230	227	—	—
Commercial real estate	4,006	—	—	—	—
Commercial	20	—	—	—	—
Second mortgages	85	—	—	—	—
Constructions or development	196	—	—	—	—
Other	—	—	—	—	—
Total	5,875	230	227	—	—
Total non-performing assets	$20,151	$8,918	$2,615	$2,725	$4,003
Ratios:
Nonperforming loans as a percent of gross loans	2.40%	1.52%	0.51%	0.60%	0.96%
Nonperforming assets as a percent of total assets	2.91%	1.39%	0.47%	0.53%	0.82%

At September 30, 2009, our total non-performing assets amounted to $20.2 million, an increase of $11.2 million compared to our total non-performing assets at September 30, 2008.  Included in our non-performing assets at September 30, 2009 are 12 single family residential mortgage loans, with an aggregate outstanding balance of $3.8 million at such date, and 36 second mortgage and home equity loans, with an aggregate outstanding balance of $2.5 million. In addition, our non-performing assets at September 30, 2009, included the following significant items.

●
A $4.6 million participation interest in a $25.9 million construction and development loan for the construction of 103 units of a proposed 260 unit retirement community in Montgomery County, Pennsylvania.  To date, a total of 38 homes have been built and sold since the loan was originated in August 2006.   However, sales activity has slowed considerably and we put this loan on non-accrual status in August 2009.  Construction is continuing, but at much slower pace than originally planned. While we continue to receive payments as units are sold, this loan is not performing in accordance with its terms and is deemed to be impaired. We anticipate that, while we will keep all options open, we and the other participants in this loan will likely continue to work with the developer in order to complete the project, provided that a satisfactory work-out plan is structured and agreed to by all parties.

●
A mixed-use (medical office and residential) building located in Philadelphia, Pennsylvania with a carrying value of $2.2 million at September 30, 2009.  This property, which previously had been written down in value by an aggregate of $1.3 million, was acquired as real estate owned in December 2008.  This property was written down by an additional $34,000 in the fiscal year ended September 30, 2009.  The Company currently is marketing the property for sale.

●
A $1.8 million construction loan to a local builder to construct one home located in Chester County, Pennsylvania.  This loan was placed on non-accrual in May 2009 when the builder failed to keep the loan current after fully applying the interest reserve.  Although approximately 85% complete, construction has been suspended, and we likely will acquire this property as real estate owned in the first or second quarter of fiscal 2010.  Based on a recent appraisal, we expect that we would be able to dispose of the property with no additional loss.

●
A mixed-use (a restaurant, retail space and one office) property located in Pottstown, Pennsylvania which was acquired as real estate owned in July 2009 and had a carrying value of $1.3 million at September 30, 2009. We are attempting to secure tenants for the unoccupied portion of this property (it is currently approximately 75% vacant) and we are actively marketing it for sale.

●
A group of seven single family rental properties located in Norristown, Pennsylvania which are held as real estate owned and which had an aggregate carrying value of $860,000 at September 30, 2009.  These properties are fully leased and the rent payments are sufficient to cover our current costs.  We also are marketing these properties for sale.

●
A restaurant and related property in Malvern, Pennsylvania with a carrying value of $592,000 at September 30, 2009.  This property, which was acquired as real estate owned in January 2009 and on which we previously recognized aggregate write downs of $392,000, was sold to a third party subsequent to the fiscal year-end in October 2009 at no additional loss.

For the year ended September 30, 2009, additional gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $698,000.  The amount that was included in interest income on such loans was $392,000 for the year ended September 30, 2009.

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

We made a provision for loan losses of $2.3 million for the fiscal year ended September 30, 2009 compared to $1.6 million in the year ended September 30, 2008.  During the fiscal year ended September 30, 2009, our total charge-offs to the allowance for loan losses amounted to $2.1 million.  Approximately $1.1 million of our provision for loan losses in fiscal 2009 was attributable to one construction loan in the amount of $1.8 million secured by one single family residence and two one-to four-family loans in the amount of $1.1 million secured by two single family residences for  two separate borrowers.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”

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

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance at beginning of period	$5,505	$4,541	$3,393	$3,222	$3,034
Provision for loan losses	2,280	1,609	1,298	451	290
Charge-offs:
Mortgage:
One-to four-family	124	144	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	1,760	90	—	44	33
Construction or development	—	—	—	66	—
Land loans	—	—	—	—	—
Commercial:
Other	—	4	—	—	3
Consumer:
Home equity lines of credit	—	—	—	—	35
Second mortgages	153	393	135	250	—
Other	60	19	25	26	45
Total charge-offs	2,097	650	160	386	116
Recoveries:
Mortgage:
One-to four-family	—	—	—	—	—
Multi-family	—	—	—	—	—
Commercial real estate	25	—	—	—	—
Construction or development	—	—	—	—	—
Land loans	—	—	—	—	—
Commercial	—	—	—	3	—
Total recoveries	25	—	—	3	—
Consumer:
Home equity lines of credit	—	—	—	—	—
Second mortgages	—	2	3	97	—
Other	5	3	7	6	14
Total recoveries	30	5	10	106	14
Net charge-offs	2,067	645	150	280	102
Balance at end of period	$5,718	$5,505	$4,541	$3,393	$3,222
Ratios:
Ratio of allowance for loan losses to non-performing loans	40.05%	63.36%	190.16%	124.51%	80.49%
Ratio of net charge-offs to average loans outstanding	0.35%	0.12%	0.03%	0.06%	0.03%
Ratio of net charge-offs to total allowance for loan losses	36.15%	11.72%	3.30%	8.25%	3.17%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2009			2008			2007			2006			2005
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Mortgage:	(Dollars In Thousands)
One-to four-family	$1,307	22.9%	42.4%	$827	15.0%	43.3%	$552	12.2%	40.4%	$568	16.7%	40.9%	$620	19.2%	48.6%
Commercial real estate	1,244	21.8	24.0	2,032	36.9	24.2	1,809	39.8	22.7	753	22.2	20.6	774	24.0	19.3
Construction or development	1,558	27.3	6.3	873	15.9	7.9	673	14.8	12.4	946	28.0	14.8	806	25.0	11.6
Multi-family	48	0.8	1.6	10	0.2	0.3	11	0.2	0.5	11	0.3	0.5	2	0.1	0.1
Land loans	57	1.0	0.6	79	1.4	0.8	117	2.6	1.4	134	3.9	1.6	55	1.7	0.8
Commercial	298	5.2	2.6	335	6.1	3.0	386	8.5	3.3	313	9.2	3.6	290	9.0	4.0
Consumer:
Home equity lines of credit	284	4.9	3.2	122	2.2	2.2	91	2.0	2.5	95	2.8	2.7	111	3.4	3.4
Second mortgages	889	15.6	19.1	1,131	20.6	18.1	734	16.2	16.5	388	11.4	14.9	287	8.9	11.9
Other	25	0.4	0.2	26	0.5	0.2	30	0.7	0.3	36	1.1	0.4	25	0.9	0.3
Total allocated	5,710	99.9	100.0	5,435	98.8	100.0	4,403	97.0	100.0	3,244	95.6	100.0	2,970	92.2	100.0
Unallocated	8	0.1	-	70	1.2	-	138	3.0	-	149	4.4	-	252	7.8	-
Balance at end of period	$5,718	100.0%	100.0%	$5,505	100.0%	100.0%	$4,541	100.0%	100.0%	$3,393	100.0%	100.0%	$3,222	100.0%	100.0%

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

Investment Activities

General.  We invest in securities pursuant to our Investment Policy, which has been approved by our board of directors.  The Board’s Asset Liability Committee (“ALCO”) monitors our investment activity and ensures that the Bank’s investments are consistent with the Investment Policy.  The board of directors of Malvern Federal Savings reviews all investment activity on a monthly basis.

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity.

At September 30, 2009, our investment and mortgage-backed securities amounted to $31.9 million in the aggregate or 4.6% of total assets at such date.  Our securities portfolio is comprised of mortgage-backed securities, which amounted to $17.9 million or 56.1% of the securities portfolio at September 30, 2009, and U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities.  Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years).  At September 30, 2009, $11.4 million of our investment mortgage-backed securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 3.1 years at such date.

At September 30, 2009, we had an aggregate of $391,000 in gross unrealized losses on our investment securities portfolio.  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax, reflected in shareholders’ equity as accumulated other comprehensive income.  At September 30, 2009, we had $27.1 million of securities classified as available for sale, $4.8 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At such date, all of our mortgage-backed securities and collateralized mortgage obligations were issued by either GNMA, FNMA or FHLMC and we held no mortgage-backed securities from private issuers.  We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase.

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

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  As management has the intent to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

At September 30, 2009, we owned one single issuer trust preferred security, which security had an unrealized loss of $362,000 at such date, compared to $248,000 at September 30, 2008.  Historic changes in the economy, in interest rates and the ability to price trust preferred securities caused wide fluctuations in the market value and pricing of this security during fiscal year 2009. However, during the quarter ended September 30, 2009, improvements in the economy and increased stability in the financial markets have improved the pricing and resulting market value of this security. The Company has continued to receive contractual payments in a timely manner and management expects to continue to receive timely payments in the future based on the solid credit rating and performance of the issuer. On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy will have on those measurements and the true economic value of this security.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2009.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

The composition and maturities of the investment securities portfolio are indicated in the following table.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Available for Sale Securities:
U.S. government agencies and obligations(1)	$7,948	2.28%	$1,997	2.67%	$-	-%	$-	-%	$9,945	$10,053	2.35%
State and municipal obligations	1,010	3.57	556	2.47	202	2.98	-	-	1,768	1,759	3.15
Mortgage-backed securities	1,435	2.54	8,916	3.87	1,804	4.27	909	4.73	13,064	13,321	3.84
Single issuer trust preferred security	1,000	1.65	-	-	-	-	-	-	1,000	639	1.65
Corporate	-	-	1,288	3.06	-	-	-	-	1,288	1,326	3.06
Total AFS	11,393	2.37	12,757	3.54	2,006	4.14	909	4.73	27,065	27,098	3.13
Held to Maturity Securities:
Mortgage-backed securities	-	-	119	4.48	287	4.97	4,436	4.65	4,842	4,942	4.66
Total HTM	-	-	119	4.48	287	4.97	4,436	4.65	4,842	4,942	4.66
Total debt securities	$11,393	2.37%	$12,876	3.55%	$2,293	4.24%	$5,345	4.66%	$31,907	$32,040	3.36%

(1) Includes FHLB notes

                The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	At September 30,
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. Government agencies(1)	$8,946	$9,042	$6,984	$6,979	$7,996	$8,005
U.S. Government obligations	999	1,011	999	1,005	4,997	5,000
State and municipal obligations	1,768	1,759	2,321	2,312	2,976	2,945
Corporate securities	1,288	1,326	—	—	—	—
Mortgage-backed securities:
Government National Mortgage Association	203	206	264	259	399	394
Federal Home Loan Mortgage Association	7,072	7,268	7,752	7,585	9,360	9,074
Federal Home Loan Mortgage Corporation	1,774	1,830	3,101	3,077	2,831	2,767
Collateralized mortgage obligations	4,015	4,018	—	—	—	—
Single issuer trust preferred security	1,000	638	1,000	752	1,000	913
Total available for sale	27,065	27,098	22,421	21,969	29,559	29,098
Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	300	307	344	346	407	407
Federal Home Loan Mortgage Association	4,542	4,635	2,526	2,484	1,072	1,040
Total held to maturity	4,842	4,942	2,870	2,830	1,479	1,447
Total investment securities	$31,907	$32,040	$25,291	$24,799	$31,038	$30,545

(1) Includes FHLB notes.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2009, 41.2% of the funds deposited with Malvern Federal Savings were in core deposits, which are deposits other than certificates of deposit.

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

We do not actively solicit certificate accounts in excess of $100,000, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2009, our jumbo CDs amounted to $107.0 million, of which $73.6 million are scheduled to mature within twelve months.  At September 30, 2009, the weighted average remaining maturity of our certificate of deposit accounts was 12.4 months.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2009		2008		2007
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in Thousands)
Deposit type:
Savings	$39,554	7.7%	$38,093	8.4%	$38,162	8.8%
Money market	58,401	11.3	59,953	13.2	73,790	17.0
Interest bearing demand	95,720	18.5	48,840	10.8	34,649	8.0
Non-interest bearing demand	19,314	3.7	18,470	4.1	18,647	4.3
Total core deposits	212,989	41.2	165,356	36.5	165,248	38.1
Time deposits with original maturities of:
Three months or less	893	0.2	832	0.2	479	0.1
Over three months to six months	16,294	3.2	9,862	2.2	5,943	1.4
Over six months to twelve months	45,607	8.8	52,030	11.5	43,655	10.1
Over twelve months	240,728	46.6	225,413	49.6	218,163	50.3
Total time deposits	303,522	58.8	288,137	63.5	268,240	61.9
Total deposits	$516,511	100.0%	$453,493	100.0%	$433,488	100.0%

At September 30, 2009, we had $107.0 million in certificates of deposit and other time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In Thousands)
Three months or less	$34,959
Over three months through six months	22,904
Over six months through 12 months	15,753
Over twelve months	33,340
Total	$106,956

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.

	Period to maturity from September 30, 2009
	Less than One Year	More than One Year to Two Years	More Than Two Years to Three Years	More than Three Years	At September 30,

					2009	2008	2007
	(Dollars in Thousands)
Interest Rate Range
1.99% and below	$48,124	$9,674	$274	$—	$58,072	$8,403	$—
2.00% to 2.99%	34,515	15,056	1,725	3,176	54,472	15,794	6,302
3.00% to 3.99%	60,403	11,835	3,375	11,639	87,252	107,101	31,670
4.00% to 4.99%	54,849	35,182	2,868	5,542	98,441	129,813	52,043
5.00% to 5.99%	3,655	524	814	292	5,285	27,026	176,780
6.00% and above	—	—	—	—	—	—	1,445
Total	$201,546	$72,271	$9,056	$20,649	$303,522	$288,137	$268,240

The following table sets forth our savings flows during the periods indicated.

	Year Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)

Opening balance	$453,493	$433,488	$402,078
Deposits	1,485,122	1,535,264	1,161,631
Withdrawals	1,434,564	1,529,157	1,143,863
Interest credited	12,460	13,898	13,642
Ending balance	$516,511	$453,493	$433,488
Net increase	$63,018	$20,005	$31,410
Percent increase	13.90%	4.61%	7.81%

Borrowings.  We utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the FHLB.  At September 30, 2009, we had $99.6 million in outstanding FHLB advances and $270.9 million of additional FHLB advances and other borrowings available.  In addition, we have established a $50.0 million line of credit with the FHLB, none of which was outstanding at September 30, 2009.  All amounts drawn on our FHLB line of credit are considered short-term borrowings.  At September 30, 2009, $40.0 million of our FHLB advances were scheduled to mature within one year.

At September 30, 2009, $40.0 million of our FHLB advances were short-term (maturities of one year or less).  Such short-term borrowings had a weighted average interest rate of 6.31% at September 30, 2009.  In addition, at September 30, 2009, we had nothing outstanding on our line of credit with the FHLB, which is payable on demand.

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

Employees

At September 30, 2009, we had 88 full-time and 7 part-time employees.  None of such employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Malvern Federal Bancorp, Malvern Federal Mutual Holding Company and Malvern Federal Savings Bank.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Malvern Federal Savings Bank, as a federally chartered savings association, is subject to federal regulation and oversight by the Office of Thrift Supervision (the “OTS”) extending to all aspects of its operations.  Malvern Federal Savings Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Federal law provides the federal banking regulators, including the OTS and FDIC, with substantial enforcement powers.  Any change in such regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on Malvern Federal Mutual Holding Company, Malvern Federal Bancorp and Malvern Federal Savings Bank and our operations.

Regulation of Malvern Federal Bancorp, Inc. and Malvern Federal Mutual Holding Company

Holding Company Acquisitions.  Malvern Federal Bancorp and Malvern Federal Mutual Holding Company are savings and loan holding companies under the Home Owners’ Loan Act, as amended, and are registered with the OTS.  Federal law generally prohibits a savings and loan holding company, without prior OTS approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5.0% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25.0% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Malvern Federal Bancorp and Malvern Federal Mutual Holding Company operate as unitary savings and loan holding companies.  Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below.  Malvern Federal Savings Bank must notify the OTS 30 days before declaring any dividend.  In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Waivers of Dividends by Malvern Federal Mutual Holding Company.  OTS regulations require Malvern Federal Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of any dividends.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  Malvern Federal Mutual Holding Company has waived the receipt of dividends paid by Malvern Federal Bancorp.  Under OTS regulations, public shareholders are not diluted because any dividends waived by Malvern Federal Mutual Holding Company would not be considered in determining an appropriate exchange ratio in the event Malvern Federal Mutual Holding Company converts to stock form.

Federal Securities Laws.  Malvern Federal Bancorp has registered its common stock with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934.  Malvern Federal Bancorp is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.  Pursuant to the OTS regulations and our plan of stock issuance, we have agreed to maintain such registration for a minimum of three years following completion of the reorganization.

The Sarbanes-Oxley Act.  As a public company, Malvern Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC includes:

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

●	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

●	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

●	the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

●	a prohibition on insider trading during pension blackout periods;

●	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions; and

●	a range of enhanced penalties for fraud and other violations.

Malvern Federal Savings Bank

General.  As the primary federal regulator of Malvern Federal Savings Bank, the OTS has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, Malvern Federal Savings Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC.  The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the FDIC.

The OTS’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

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

The FDIC increased deposit insurance on most accounts from $100,000 to $250,000, until the end of 2013.  In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through June 30, 2010 and to guarantee certain unsecured debt of financial institutions and their holding companies through the end of 2012. For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000.  We decided to opt out of the temporary liquidity guarantee program.

Insurance of Accounts.  The deposits of Malvern Federal Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

In February 2009 the FDIC adopted a final regulation that provided for the replenishment of the Deposit Insurance Fund over a period of seven years.  The restoration plan changed the FDIC’s base assessment rates and the risk-based assessment system.  The a risk-based premium system provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based upon supervisory and capital evaluations.  The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution’s individual CAMELS component ratings plus either six financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt.  Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and their initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points.  The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively.  These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The adjustments include higher premiums for institutions that rely significantly on excessive amounts of brokered deposits, including CDARS, higher premiums for excessive use of secured liabilities, including Federal Home Loan Bank advances and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for all institutions for their unsecured debt.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund.  The annual assessment rate set for the third quarter of 2009 was 0.0026% of insured deposits and is adjusted quarterly.  These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including Malvern Federal Savings Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of Malvern Federal Savings Bank’s deposit insurance.

On May 22, 2009, the FDIC announced a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.  The amount of the special assessment for any institution will not exceed ten basis points times the institution’s domestic deposit assessment base for the second quarter 2009 risk-based assessment.  The FDIC collected the special assessment on September 30, 2009.  Based on our assets and Tier 1 capital at June 30, 2009, the impact of the special assessment was $320,000, which was fully expensed in the fiscal year ended September 30, 2009.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012, along with their quarterly risk-based assessment for the third quarter of 2009.  The prepaid assessments will be collected instead of imposing additional special assessments at this time.

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OTS has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The OTS also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OTS capital standards require savings institutions to satisfy the following capital requirements:

●	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

●	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets; and

●	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Malvern Federal Savings Bank had no intangible assets at September 30, 2008.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

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

At September 30, 2009, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 9.07%, 9.07% and 12.67%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC.  Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The Office of Thrift Supervision’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.  Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

                At September 30, 2009, Malvern Federal Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Malvern Federal Savings Bank’s capital position relative to its regulatory capital requirements at September 30, 2009.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$65,908	12.67%	$41,631	8.00%	$52,039	10.00%	$13,869	2.67%
Tier 1 risk-based capital (to risk-weighted assets)	62,247	11.96	20,815	4.00	31,223	6.00	31,024	5.96
Tier 1 leverage capital (to adjusted tangible assets)	62,247	9.07	27,459	4.00	34,324	5.00	27,923	4.07

Capital Distributions.  OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the OTS QTL test.

Currently, the OTS QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

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

At September 30, 2009, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act.  An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association.  In a holding company context, the holding company of a savings association (such as Malvern Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2009, was in compliance with the above restrictions.

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

Federal Home Loan Bank System.  Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At September 30, 2009, Malvern Federal Savings Bank had $99.6 million of FHLB advances and nothing outstanding on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2009, Malvern Federal Savings Bank had $6.6 million in FHLB stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2009, Malvern Federal Savings Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Malvern Federal Bancorp and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Malvern Federal Bancorp files a consolidated federal income tax return with Malvern Federal Savings. Malvern Federal Bancorp federal and state income tax returns for taxable years through September 30, 2005 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2009, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings for which no federal income tax provisions have been made.

Alternative Minimum Tax.  The Internal Revenue Code imposes a tentative minimum tax at a rate of 20% of the corporation’s alternative minimum taxable income.  A corporation’s alternative minimum taxable income consists of a base of regular taxable income plus certain tax preferences.  The alternative minimum tax is payable to the extent such tentative minimum tax is in excess of the regular income tax.  Net operating losses, of which Malvern Federal Bancorp has none, can offset no more than 90% of alternative minimum taxable income.  Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.  Malvern Federal Bancorp has not been subject to the alternative minimum tax and does not have any such amounts available as credits for carryover.

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

State and Local Taxation

Pennsylvania Taxation.  Malvern Federal Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporate Net Income Tax rate for 2009 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

Malvern Federal Savings Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock.  Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%.  The Mutual Thrift Institutions Tax exempts Malvern Federal Savings Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers.  The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with GAAP with certain adjustments.  The Mutual Thrift Institutions Tax, in computing income according to GAAP, allows for the deduction of interest earned on state, federal and local obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of Malvern Federal Savings Bank.  Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Item 1A. Risk Factors.

In analyzing whether to make or to continue an investment in our securities, investors should consider, among other factors, the following risk factors.

Our Portfolio of Loans with a Higher Risk of Loss is Increasing

Our business strategy in recent years has included the increased originations of commercial real estate loans,  construction and development loans and second mortgages (home equity loans).  These loans have a higher risk of default and loss than single-family residential mortgage loans.  The aggregate amount of our commercial real estate loans, construction and development loans and second mortgages (home equity loans) has increased from $178.6 million, or 42.9% of our total loans, at September 30, 2005 to $294.3 million, or 49.4% of our total loans, at September 30, 2009.  Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing.  Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease

Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs.  At September 30, 2009, our allowance for loan losses was equal to 0.96% of our total loans held in portfolio and 40.05% of our total non-performing loans.  The ratio of our non-performing loans to total loans increased to 2.40% at September 30, 2009 compared to 1.52% and 0.51% at September 30, 2008 and 2007, respectively.  As we continue to address our non-performing loans in fiscal 2010, no assurance can be given that additional provisions for loan losses and/or loan charge-offs may not be required.

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

A sustained increase in market interest rates could adversely affect our earnings.  A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  In addition, the market value of our fixed-rate assets would decline if interest rates increase.  For example, we estimate that as of September 30, 2009, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $10.5 million or 12%.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk.”

The Loss of Senior Management Could Hurt Our Operations

We rely heavily on our executive officers, Messrs. Anderson, Boyle, Hughes, McTear and Fuchs.  The loss of one or more members of senior management could have an adverse effect on us because, as a relatively small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees.  In addition, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers.

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

Any Future Federal Deposit Insurance Corporation Insurance Premiums or Special Assessments Will Adversely Impact Our Earnings

On May 22, 2009, the Federal Deposit Insurance Corporation adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  We recorded an expense of $320,000 for the fiscal year ended September 30, 2009, to reflect the special assessment.  The final rule permits the Federal Deposit Insurance Corporation to levy up to two additional special assessments of up to five basis points each during 2009 if the Federal Deposit Insurance Corporation estimates that the Deposit Insurance Fund reserve ratio will fall to a level that the Federal Deposit Insurance Corporation believes would adversely affect public confidence or to a level that will be close to or below zero.  Any further special assessments that the Federal Deposit Insurance Corporation levies will be recorded as an expense during the appropriate period.  In addition, the Federal Deposit Insurance Corporation increased the general assessment rate and, therefore, our Federal Deposit Insurance Corporation general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment  rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Under the prepaid assessment rule, we will be required to make a payment of approximately $3.2 million to the Federal Deposit Insurance Corporation on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

Proposed Regulatory Reform May Have a Material Impact on Our Operations

The Obama Administration has published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system and has offered proposed legislation to accomplish these reforms.  The President’s plan contains several elements that would have a direct effect on the Company and the Bank.  Under the proposed legislation, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution, such as the Company and the Mutual Holding Company, will be required to register as bank holding companies.  An existing federal thrift, such as Malvern Federal Savings, would become a national bank or could choose to adopt a state charter.  Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation.  For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies. The Administration has also proposed the creation of a new federal agency, the Consumer Financial Protection Agency, that would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of any regulatory reform at this time.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently conduct business from our headquarters and seven full-service financial center offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2009.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
	(Dollars in Thousands)
Paoli Financial Center and Headquarters 34 East Lancaster Avenue and 42 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	$3,945	$212,255

Malvern Financial Center 100 West King Street Malvern, PA 19355	Owned	N/A	46	62,050

Exton Financial Center 109 North Pottstown Pike Exton, PA 19341	Owned	N/A	359	58,779

Coventry Financial Center 1000 Ridge Road Pottstown, PA 19465	Owned	N/A	434	67,206

Berwyn Financial Center 650 Lancaster Avenue Berwyn, PA 19313	Owned	N/A	739	53,456

Lionville Financial Center 537 West Uwchlan Avenue Downingtown, PA 19335	Owned	N/A	957	36,063

Westtown Financial Center 100 Skiles Boulevard West Chester, PA 19382	Leased	2015	244	26,702

Our eighth full-service financial center, which will be located in Concordville, Pennsylvania, is expected to open in the summer of 2010.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Malvern Federal Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”.  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual holding company reorganization and the initial public offering of the Company’s common stock. The common stock commenced trading on the NASDAQ Stock Market on May 20, 2008.  As of the close of business on September 30, 2009, there were 6,150,500 shares of common stock outstanding, held by approximately 615 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared per share for the periods indicated.

	Year Ended September 30,
	2009		2008
	High	Low	High	Low

First Quarter	$9.99	$8.75	N/A	N/A
Second Quarter	$9.50	$7.50	N/A	N/A
Third Quarter	$10.40	$8.99	$11.05	$10.75
Fourth Quarter	$10.10	$8.57	$10.98	$10.03

The following table summarized the cash dividends per share of common stock declared by the Company during the periods indicated.

	Year Ended September 30,
	2009	2008

First Quarter	$0.040	$—
Second Quarter	$0.040	$—
Third Quarter	$0.030	$—
Fourth Quarter	$0.030	$0.040

(b)	Not applicable.

(c)	Purchase of Equity Securities

            The Company’s repurchase of its common stock made during the quarter are set forth in the following table:

Period	Total Number Of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares that May Yet be Purchased Under the or Program (1)

July 1 – July 31, 2009	—	$—	—	138,000
August 1 – August 31, 2009	—	$—	—	138,000
September 1 – September 30, 2009	2,000	$9.50	2,000	136,000

Total	2,000	$9.50	2,000	136,000

(1)
On May 7, 2009, the Company announced that its Board of Directors approved the repurchase of up to 138,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Malvern Federal Mutual Holding Company. Subsequent to September 30, 2009 and through December 18, 2009 the Company repurchased an additional 48,000 shares of its common stock as part of its publicity announced repurchase program. While we will continue to assess our repurchase opportunities, we expect that limited repurchases will be undertaken under the repurchase program in fiscal 2010 in light of, among other factors, the regulatory capital requirements of the Bank. The repurchase program is scheduled to terminate as of May 7, 2010.

Item 6. Selected Financial Data.

Set forth below is selected financial and other data of Malvern Federal Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At September 30,
	2009	2008	2007	2006	2005
	(In thousands)
Selected Financial Condition Data:
Total assets	$691,639	$639,509	$551,932	$517,212	$487,209
Loans receivable, net	593,565	571,536	466,192	455,813	414,684
Loans held for sale	—	—	9,258	—	—
Securities held to maturity	4,842	2,870	1,479	1,733	2,078
Securities available for sale	27,098	21,969	29,098	28,024	40,142
FHLB borrowings	99,621	113,798	71,387	70,870	61,500
Deposits	516,511	453,493	433,488	402,078	385,045
Shareholders’ equity	69,842	68,836	44,039	41,419	38,254
Total liabilities	621,796	570,673	507,893	475,793	448,955
Allowance for loan losses	5,718	5,505	4,541	3,393	3,222
Non-performing loans	14,276	8,688	2,388	2,725	4,003
Non-performing assets	20,151	8,918	2,615	2,725	4,003

	Year Ended September 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Selected Operating Data:
Total interest and dividend income	$34,701	$33,592	$32,769	$30,159	$25,426
Total interest expense	18,681	19,105	19,235	16,503	13,710
Net interest income	16,020	14,487	13,534	13,656	11,716
Provision for loan losses	2,280	1,609	1,298	451	290
Net interest income after provision for loan losses	13,740	12,878	12,236	13,205	11,426
Total other income	2,013	1,846	1,453	1,551	1,385
Total other expenses	14,502	12,642	10,154	9,763	9,197
Income taxes	241	630	1,123	1,788	1,109
Net income	$1,010	$1,452	$2,412	$3,205	$2,505
Earnings per share(1)	$0.17	$0.05	N/A	N/A	N/A
Dividends per share	$0.14	$0.04	N/A	N/A	N/A

	Year Ended September 30,
	2009	2008	2007	2006	2005

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.15%	0.25%	0.45%	0.64%	0.53%
Return on average equity (ratio of net income to average equity)	1.46	2.78	5.76	7.99	6.74
Interest rate spread(2)	2.17	2.18	2.25	2.43	2.25
Net interest margin(3)	2.47	2.61	2.65	2.80	2.55
Non-interest expenses to average total assets	2.13	2.19	1.92	1.94	1.95
Efficiency ratio(4)	80.42	77.40	67.75	64.20	70.20
Asset Quality Ratios:
Non-performing loans as a percent of gross loans	2.40	1.52	0.51	0.60	0.96
Non-performing assets as a percent of total assets	2.91	1.39	0.47	0.53	0.82
Allowance for loan losses as a percent of gross loans	0.96	0.96	0.95	0.74	0.78
Allowance for loan losses as a percent of non-performing loans	40.05	63.36	190.16	124.51	80.49
Net charge-offs to average loans outstanding	0.35	0.12	0.03	0.06	0.03
Capital Ratios:
Total risk-based capital to risk weighted assets	12.67	13.33	11.24	11.11	11.48
Tier 1 risk-based capital to risk weighted assets	11.92	12.40	10.36	10.34	10.45
Tangible capital to tangible assets	9.07	9.64	8.03	8.10	7.79
Tier 1 leverage (core) capital to adjustable tangible assets	9.07	9.64	8.03	8.10	7.79
Equity to total assets	10.10	10.76	7.98	7.96	7.86
Other Data:
Number of full service offices	7	7	7	7	7

(1)	Earnings per share for the fiscal year ended September 30, 2008, is for period from May 20, 2008, the date of the Company’s initial stock issuance, through September 30, 2008.
(2)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest income divided by average interest earning assets.
(4)	Represents non-interest expense divided by net interest income and total other income.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization in May 2008.  The Company’s results of operations are primarily dependent on the results of the Bank, which is now a wholly owned subsidiary of the Company.  The Bank currently operates seven financial center offices in Chester County, which is located in southeastern Pennsylvania approximately 25 miles west of downtown Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers.  At September 30, 2009, we had total assets of $691.6 million, including $593.6 million in net portfolio loans and $31.9 million of investment securities, total deposits of $516.5 million and total shareholders’ equity of $69.8 million.

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

Business Strategy

Our business strategy is focused on operating a growing and profitable community-oriented financial institution.  Below are certain of the highlights of our business strategy:

●
Growing Our Loan Portfolio.  In recent years, we have increased our portfolio of net loans by 43.1% to $593.6 million at September 30, 2009 from $414.7 million at September 30, 2005.  In recent years the most significant and consistent growth in our loan portfolio has been in consumer loans, which are comprised almost exclusively of home equity lines of credit and second mortgage loans.  In addition, we also have increased our emphasis on originating commercial real estate loans in recent years.  However, given the current economic conditions, we became less aggressive in our efforts to originate commercial real estate loans in fiscal 2009.  Similarly, we have become more conservative in our originations of new construction or development loans.  We expect that, until the economy rebounds, we will experience moderate growth in our loan portfolio.

●
Growing our franchise by expanding our financial center network in our market area and contiguous communities.  We intend to pursue opportunities to expand our market area by opening additional banking offices, which may include loan production offices, and, possibly, through acquisitions of other financial institutions and banking related businesses (although we have no current plans, understandings or agreements with respect to any specific acquisitions).  We expect to focus on contiguous areas to our current locations in Chester County, Pennsylvania as well as adjoining counties in southeastern Pennsylvania. Our eighth full-service financial center, which will be located in Concordville, Pennsylvania, is expected to open in the summer of 2010.

●
Increasing our market share in our current markets.  We operate in a competitive market area for banking products and services.  In recent fiscal years, we have seen an increase in our deposit share in Chester County, which can be attributed in large part to an increase in our marketing and promotional efforts.  Our deposit market share has increased from 4.59% in 2006 to 5.10% in 2009, as stated in the Federal Deposit Insurance Corporation annual summary of deposits report.  We are focused on continuing our efforts to increase market share by increasing the banking products we offer, adding banking locations and increasing our marketing and advertising efforts.

●
Increasing our core deposits.  We are attempting to increase our core deposits, which we define as all deposit products other than certificates of deposit, by offering customers additional deposit products as well as incentives to invest in core deposits.  At September 30, 2009, our core deposits amounted to $213.0 million, or 41.2% of total deposits, compared to $165.4 million, or 36.5% of total deposits, at September 30, 2008.  We have continued our promotional efforts to increase core deposits and expect to add additional deposit products in fiscal 2010 as part of our efforts to increase core deposits.

●
Monitoring Asset Quality.  We continue in our efforts to monitor asset quality. At September 30, 2009, our non-performing loans amounted to $14.3 million or 2.4% of total loans.  Our total non-performing assets increased by $11.2 million at September 30, 2009 compared to September 30, 2008. However, subsequent to September 30, 2009, two parcels of real estate owned with an aggregate carrying value of $2.8 million were sold at no additional loss to the Company.  We endeavor to conduct our business pursuant to prudent and conservative loan underwriting practices.  In light of the increased levels of our non-performing assets and the continuing effects of the recessionary economy in our markets, we have increased our efforts to monitor the credit quality of our loan portfolio and we have also increased our efforts to contact borrowers who become delinquent in their payments and to resolve our non-performing assets.

●
Continuing to Provide Exceptional Customer Service.  As a community oriented savings bank, we take pride in providing exceptional customer service as a means to attract and retain customers.  We deliver personalized service to our customers that distinguish us from the large regional banks operating in our market area.  Our management team has strong ties to and deep roots in, the community.  We believe that we know our customers’ banking needs and can respond quickly to address them.

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

Critical Accounting Policies

In reviewing and understanding financial information for Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere in Item 8 of this Annual Report on Form 10-K.  The accounting and financial reporting policies of Malvern Federal Bancorp conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the OTS, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OTS may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Fair Value Measurements.  The Company uses fair value measurements to record fair value adjustments to certain assets to determine fair value disclosures. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

Under FASB ASC Topic 820, Fair Value Measurements, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Under FASB ASC Topic 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2009, the Company did have assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

Other-Than-Temporary Impairment of Securities – Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

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

The principal objective of our interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate given our business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. We seek to manage our exposure to risks from changes in interest rates while at the same time trying to improve our net interest spread.  We monitor interest rate risk as such risk relates to our operating strategies.  We have established an ALCO Committee, which is comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Lending Officer and five outside directors, and which is responsible for reviewing our asset/liability and investment policies and interest rate risk position.  The ALCO Committee meets on a regular basis.  The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings.

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our one-year cumulative gap was a negative 25.69% at September 30, 2009.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2009, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2009, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for single-family and other mortgage loans are assumed to range from 4.8% to 16.0%.  The weighted average life for investment securities is assumed to range from 1 year to 5.6 years.  Savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 20.0% and 6.9%, respectively. See “Business of Malvern Federal Savings Bank – Lending Activities,” “– Investment Activities” and “– Sources of Funds.”

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$153,482	$73,396	$192,077	$93,590	$86,738	$599,283
Investment securities and restricted securities	16,632	5,909	7,640	3,523	4,802	38,506
Other interest-earning assets	14,509	-	-	-	-	14,509
Total interest-earning assets	184,623	79,305	199,717	97,113	91,540	652,298
Interest-bearing liabilities:
Demand and NOW accounts	95,720	-	-	-	-	95,720
Money market accounts	58,401	-	-	-	-	58,401
Savings accounts	39,554	-	-	-	-	39,554
Certificate accounts	147,835	53,712	81,327	6,593	14,055	303,522
FHLB advances	20,684	25,700	5,237	-	48,000	99,621
Total interest-bearing liabilities	362,194	79,412	86,564	6,593	62,055	596,818

Interest-earning assets less interest-bearing liabilities	$(177,571)	$(107)	$113,153	$90,520	$29,485	$55,480

Cumulative interest-rate sensitivity gap(3)	$(177,571)	$(177,678)	$(64,525)	$25,995	$55,480

Cumulative interest-rate gap as a percentage of total assets at September 30, 2009	(25.67)%	(25.69)%	(9.33)%	3.76%	8.02%

Cumulative interest-earning assets as a percentage of cumulative interest- bearing liabilities at September 30, 2009	50.97%	59.77%	87.78%	104.86%	109.30%

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

The table below sets forth as of September 30, 2009 and 2008, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2009			As of September 30, 2008
Change in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
(Dollars in Thousands)
+300	$69,543	$(18,276)	(21)%	$52,125	$(22,228)	(30)%
+200	77,336	(10,483)	(12)	59,933	(14,415)	(19)
+100	83,815	(4,004)	(5)	67,613	(6,785)	(9)
0	87,819	-	-	74,348	-	-
-100	89,688	1,869	2	78,461	4,113	6

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of September 30, 2009.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$21,615	$1,114	5.43%
100	21,592	1,091	5.32
Static	20,501	-	-
(100)	18,609	1,892	(9.23)

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

	Year Ended September 30,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$597,744	$33,711	5.64%	$519,197	$32,219	6.21%	$464,164	$30,732	6.62%
Investment securities	27,993	925	3.30	23,470	1,002	4.36	34,410	1,390	4.48
Deposits in other banks	15,158	65	0.43	7,375	171	2.05	7,220	324	4.04
FHLB stock	6,513	-	-	5,061	200	3.96	4,239	323	7.61
Total interest earning assets(1)	647,408	34,701	5.36	555,103	33,592	6.05	510,033	32,769	6.42
Non-interest earning assets	32,550			18,841			17,542
Total assets	$679,958			$573,944			$527,575

Interest Bearing Liabilities:
Demand and NOW accounts	$76,407	1,321	1.73	$38,150	378	0.99	$34,056	246	0.72
Money Market accounts	58,167	959	1.65	69,412	2,142	3.09	59,946	2,327	3.88
Savings accounts	38,661	136	0.35	39,255	303	0.77	41,546	422	1.02
Certificate accounts	306,213	11,061	3.61	264,074	11,808	4.47	261,231	12,392	4.74
Total deposits	479,448	13,477	2.81	410,891	14,631	3.56	396,779	15,387	3.88
Borrowed funds	105,873	5,204	4.92	83,091	4,475	5.39	64,076	3,848	6.01
Total interest-bearing liabilities	585,321	18,681	3.19	493,982	19,106	3.87	460,855	19,235	4.17
Non-interest-bearing liabilities	25,443			27,705			24,850
Total liabilities	610,764			521,687			485,705
Equity	69,194			52,257			41,870
Total liabilities and equity	$679,958			$573,944			$527,575
Net interest-earning assets	$62,087			$61,121			$49,178
Net interest income		$16,020			$14,486			$13,534
Net interest spread			2.17%			2.18%			2.25%
Net interest margin			2.47%			2.61%			2.65%
Average interest-earning assets to average interest-bearing liabilities	110.61%			112.37%			110.67%

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves. Includes loans held for sale during the year ended September 30, 2007.

The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities.  It distinguishes between the increase related to higher outstanding balances and that due to the unprecedented levels and volatility of interest rates.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e., changes in rate multiplied by old volume).  For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended September 30,
	2009 vs. 2008			2008 vs. 2007
	Volume	Rate	Net Change	Volume	Rate	Net Change
		(In Thousands)
Interest-earning assets:
Loans receivable(1)	$4,874	$(3,382)	$1,492	$3,629	$(2,142)	$1,487
Investment Securities	197	(274)	(77)	(462)	74	(388)
Deposits in other banks	159	(265)	(106)	63	(186)	(123)
FHLB Stock	57	(257)	(200)	27	(180)	(153)
Total interest-earning assets	$5,287	$(4,178)	$1,109	$3,257	$(2,434)	$823

Interest-bearing liabilities:
Demand and NOW accounts	$379	$564	$943	$30	$102	$132
Money market accounts	(347)	(836)	(1,183)	367	(552)	(185)
Savings accounts	(5)	(162)	(167)	(23)	(96)	(119)
Certificate accounts	1,884	(2,631)	(747)	135	(719)	(584)

Total deposits	1,911	(3,065)	(1,154)	509	(1,265)	(756)

Borrowed funds	1,227	(498)	729	1,142	(515)	627

Total interest-bearing liabilities	$3,138	$(3,563)	$(425)	$1,651	$(1,780)	$(129)

Net interest income	$2,149	$(615)	$1,534	$1,606	$(654)	$952

(1)	Includes loans held for sale during the year ended September 30, 2007.

Comparison of Financial Condition at September 30, 2009 and September 30, 2008

Our total assets amounted to $691.6 million at September 30, 2009, a $52.1 million or 8.15% increase over total assets at September 30, 2008.  The primary reason for the increase in assets during fiscal 2009 was an increase in net loans receivable of $22.0 million, or 3.9%. Cash and cash equivalents increased by $12.4 million at September 30, 2009 compared to September 30, 2008 due to an increase in deposits that was partially offset by reductions in borrowings. Total deposits increased $63.0 million, or 13.9%, at September 30, 2009 compared to September 30, 2008.

Our total liabilities at September 30, 2009, amounted to $621.8 million compared to $570.7 million at September 30, 2008.  The primary reason for the $51.1 million, or 8.96%, increase in total liabilities during fiscal 2009 was a $63.0 million increase in our deposits, which was partially offset by a $14.2 million decrease in FHLB borrowings.

Our shareholders’ equity increased by $1.0 million to $69.8 million at September 30, 2009 compared to $68.8 million at September 30, 2008 primarily due to net income of $1.0 million during fiscal 2009. Retained earnings increased by $623,000 to $46.3 million as a result of net income for fiscal 2009 less the aggregate amount of cash dividends paid of $388,000.  Our ratio of equity to assets was 10.10% at September 30, 2009.  During fiscal 2009, we repurchased 2,000 shares under our previously announced stock repurchase program.  We have purchased an additional 50,000 shares subsequent to September 30, 2009.  While we will continue to assess our repurchase opportunities, we expect stock repurchases to be limited in fiscal 2010 in light of, among other factors, the regulatory capital requirements of the Bank.  See Part II, Item 5 of this Form 10-K, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

General.  A weakening economy and continued pressure on the credit markets were major factors in our operating results during fiscal year 2009.  We reported net income of $1.0 million for the year ended September 30, 2009 compared to net income of $1.5 million for the year ended September 30, 2008.  The primary reasons for the $442,000, or 30.4% decrease in our net income in fiscal 2009 compared to fiscal 2008 were increases in other expenses of $1.9 million and in the provision for loan losses of $671,000, which was partially offset by a $1.5 million increase in net interest income, a $167,000 increase in other income and a $388,000 reduction in income tax expense. The increase in other expenses primarily was the result of a $704,000 increase in federal deposit insurance premium, as well as an $819,000 increase in salaries and employee benefits expense and a $407,000 increase in professional fees.

Interest and Dividend Income.  Our total interest and dividend income amounted to $34.7 million for the year ended September 30, 2009 compared to $33.6 million for the year ended September 30, 2008.  The primary reason for the $1.1 million increase in interest and dividend income in fiscal 2009 compared to fiscal 2008 was a $1.5 million, or 4.6%, increase in interest earned on loans.  The increase in interest earned on loans in fiscal 2009 was due primarily to a $78.5 million or 15.1%, increase in the average balance of our loan portfolio in fiscal 2009 compared to fiscal 2008.  Our interest earned on deposits in other institutions decreased by $106,000 to $65,000 in the fiscal year ended September 30, 2009 compared to $171,000 in fiscal 2008.  The primary reason for the decrease in fiscal 2009 was a 162 basis point decrease in the average yield earned on deposits in other banks.  Interest income on investment securities decreased by $77,000, or 7.7%, in fiscal 2009 compared to fiscal 2008.  The decrease in interest income on investment securities in fiscal 2009 was due to a 106 basis point decrease in the average yield earned, which more than offset a $4.5 million, or 19.3%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our total interest expense amounted to $18.7 million for the year ended September 30, 2009 compared to $19.1 million for the year ended September 30, 2008, a decrease of $424,000 or 2.2%.  The reason for the decrease in interest expense in fiscal 2009 compared to fiscal 2008 was a 75 basis point decrease in average rate paid on total deposits.  The average balance of our total deposits increased by $68.6 million, or 16.7%, in fiscal 2009 compared to fiscal 2008 due primarily to a $42.1 million increase in the average balance of certificates of deposit together with a $38.3 million increase in the average balance of demand and NOW accounts.  The average rate paid on our deposits decreased by 75 basis points in fiscal 2009 compared to fiscal 2008 due primarily to decreases in the average rates paid on our money market accounts and certificate accounts in fiscal 2009 compared to fiscal 2008.  Our expense on borrowings amounted to $5.2 million in fiscal 2009 compared to $4.5 million in fiscal 2008, an increase of $729,000 or 16.3%.  The average balance of our borrowings was increased by $22.8 million in fiscal 2009 compared to fiscal 2008, which more than offset a 47 basis point decrease in the average cost of borrowed funds to 4.92% during the year ended September 30, 2009.

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

During the year ended September 30, 2009, we made a $2.3 million provision to our allowance for loan losses compared to a $1.6 million provision in the year ended September 30, 2008.  The provision in fiscal 2009 was due to the increased level of loan charge-offs in fiscal 2009 compared to fiscal 2008 and the increased level of non-performing loans.  The $2.3 million provision for loan losses made in fiscal 2009 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.

Other Income.  Our other, or non-interest, income increased by $167,000, or 9.1%, to $2.0 million for the year ended September 30, 2009 compared to $1.8 million for the year ended September 30, 2008.  The primary reasons for the increase in other income in fiscal 2009 compared to fiscal 2008 were a $233,000 increase in service charges and other fees, due primarily to increased overdraft fees, and a $165,000 increase in bank owned life insurance (“BOLI”) income, reflecting purchases of additional BOLI coverage during fiscal 2009, which were partially offset by a $225,000 loss on the sale of other real estate owned.

Other Expenses.  Our other, or non-interest, expenses increased by $1.9 million, or 14.7%, to $14.5 million for the year ended September 30, 2009 compared to $12.6 million for the year ended September 30, 2008.  Other expenses increased in fiscal 2009 compared to fiscal 2008 primarily due to increases in salary and employee benefits expenses of $819,400, or 14.8%, as a result of normal salary adjustments, increased health insurance premiums and the recognition of expense from our employee stock ownership plan, as well as a $704,000 increase in our federal deposit insurance premiums paid and a $532,000 of real estate owned expense recognized in fiscal 2009 compared to nothing in 2008.  The real estate owned expense incurred in the fiscal year ended September 30, 2009 was due primarily to aggregate write-downs in the carrying value of certain parcels of real estate owned.  Our professional fees increased by $407,000, or 67.1%, to $1.0 million for the fiscal year ended September 30, 2009 compared to $607,000 for the fiscal year ended September 30, 2008.  The increase in professional fees in fiscal 2009 compared to fiscal 2008 primarily reflects our status as a public company for the entire year and the additional costs incurred with respect to our reporting obligations and maintaining the Company’s common stock as a NASDAQ listed security.  Our advertising expense increased by $35,000, or 5.4%, to $674,000 in the year ended September 30, 2009 compared to $639,000 in the year ended September 30, 2008.   We increased our marketing efforts in fiscal 2009 with added television and billboard advertising as well as increasing our newspaper and direct mail promotional efforts.  In addition, our other operating expense increased by $452,000, or 29.2%, in fiscal 2009 compared to fiscal 2008 primarily due to a $103,000 increase in mortgage servicing expenses and a $193,000 increase primarily due to vendor fees paid in connection with a new checking account product offered in our branches and via the internet.  In the fiscal year ended September 30, 2008, we recorded a $1.2 million non-recurring expense to reflect our contribution of shares of our common stock to the Malvern Federal Charitable Foundation.  We had no comparable contribution to such foundation in fiscal 2009.

Income Tax Expense.  Our income tax expense decreased by $388,000, or 61.7% to $241,000 for the year ended September 30, 2009 compared to $630,000 for the year ended September 30, 2008.  The decrease in income tax expense was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 19.3% for the year ended September 30, 2009 compared to 30.2% for the year ended September 30, 2008.  During fiscal 2009, we  further reduced our effective tax rate primarily through increased tax-exempt BOLI income and contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes, including the Malvern Federal Charitable Foundation.

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

Income Tax Expense.  Our income tax expense decreased by $493,000 to $630,000 for the year ended September 30, 2008 compared to $1.1 million for the year ended September 30, 2007.  The decrease in income tax expense was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 30.2% for the year ended September 30, 2008 compared to 31.7% for the year ended September 30, 2007.  During fiscal 2008, we reduced our effective tax rate primarily through increased tax-exempt BOLI income and contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes, including the Malvern Federal Charitable Foundation.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity.  At September 30, 2009, our cash and cash equivalents amounted to $25.3 million.  In addition, at such date our available for sale investment securities amounted to $27.1 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2009, we had certificates of deposit maturing within the next 12 months amounting to $201.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended September 30, 2009, the average balance of our outstanding FHLB advances was $105.9 million.  At September 30, 2009, we had $99.6 million in outstanding FHLB advances and we had $270.9 million in additional FHLB advances available to us.  In addition, at September 30, 2009, we had a $50.0 million line of credit with the FHLB, of which none was outstanding.

In addition to cash flow from loan and securities payments and prepayments as well as from sales of available for sale securities, we have significant borrowing capacity available to fund liquidity needs.  In recent years we have utilized borrowings as a cost efficient addition to deposits as a source of funds.  Our borrowings consist solely of advances and short-term borrowings from the FHLB of Pittsburgh, of which we are a member.  Under terms of the collateral agreement with the FHLB, we pledge residential mortgage loans and mortgage-backed securities as well as our stock in the FHLB as collateral for such advances.

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2009.

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years		More Than Five Years	Total
	(Dollars in thousands)
Long-term debt obligations	$40,000	$11,621		$—	$48,000	$99,621
Certificates of deposit	201,546	81,327		6,594	14,055	303,522
Operating lease obligations	84	168		168	42	462
Total contractual obligations	$246,630	$88,116	$	_ 6,762	$62,097	$403,605

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2009 and 2008 are as follows:

	September 30,
	2009	2008
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$3,006	$5,548
Undisbursed construction loans	34,314	49,718
Undisbursed home equity lines of credit	24,162	20,820
Undisbursed commercial lines of credit	5,892	7,195
Overdraft protection lines	847	876
Standby letters of credit	4,505	3,071
Total Commitments	$72,726	$87,228

(1)
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of Malvern Federal Savings Bank presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In June 2009, FASB ASC 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

In June 2009, FASB ASC 860, “Transfers and Servicing”, was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2009, the FASB updated ASC 855, “Subsequent Events”, ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are filed. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or earnings per share.

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The adoption of this guidance did not have an impact on the Company’s financial position, or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during the second quarter of 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations, as the Company’s existing valuation methodologies were largely consistent with those of this guidance. The enhanced disclosures related to this guidance are included in Note 10, “Fair Value Measurements,” to the Consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments”. This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The required disclosures have been included in Note 10, “Fair Value Measurements,” to the Consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.” The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Management does not expect the adoption of this update to have a material impact on the Company’s financial position, results of operations, and earnings per share.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Federal Bancorp, Inc. and Subsidiaries

    We have audited the accompanying consolidated statements of financial condition of Malvern Federal Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2009. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Federal Bancorp, Inc. and its subsidiaries as of September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Malvern, Pennsylvania
December 18, 2009

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
September 30, 2009 and 2008

	2009	2008
Assets

Cash and due from depository institutions	$10,815,796	$5,727,820
Interest bearing deposits in depository institutions	14,508,803	7,194,477

Cash and Cash Equivalents	25,324,599	12,922,297

Investment securities available for sale	27,097,590	21,968,607
Investments securities held to maturity (fair value of $4,942,102 and $2,830,221, respectively)	4,842,176	2,869,837
Restricted stock, at cost	6,566,973	6,895,673
Loans receivable, net of allowance for loan losses of $5,717,510 and $5,504,512, respectively	593,565,338	571,536,460
Other real estate owned	5,874,854	230,262
Accrued interest receivable	2,226,206	2,452,694
Property and equipment, net	8,381,962	9,018,484
Deferred income taxes, net	2,331,656	2,257,575
Bank-owned life insurance	13,649,585	8,135,630
Other assets	1,777,629	1,221,188

Total Assets	$691,638,568	$639,508,707

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$19,314,263	$18,470,229
Deposits-interest-bearing	497,196,415	435,022,907

Total Deposits	516,510,678	453,493,136

FHLB line of credit	-	8,500,000
FHLB advances	99,621,045	105,298,447
Advances from borrowers for taxes and insurance	1,227,604	1,579,203
Accrued interest payable	706,895	894,061
Other liabilities	3,729,966	908,161

Total Liabilities	621,796,188	570,673,008

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding:
6,150,500 at September 30, 2009 and 6,152,500 at September 30, 2008	61,525	61,525
Additional paid-in capital	25,937,027	25,959,169
Retained earnings	46,285,949	45,663,389
Treasury stock—at cost, 2,000 shares in 2009 and 0 shares in 2008	(19,000)	-
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,444,565)	(2,571,028)
Accumulated other comprehensive income (loss)	21,444	(277,356)
Total Shareholders’ Equity	69,842,380	68,835,699

Total Liabilities and Shareholders’ Equity	$691,638,568	$639,508,707

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income
Years Ended September 30, 2009, 2008 and 2007

	2009	2008		2007
Interest and Dividend Income

Loans, including fees	$33,711,147	$32,218,555		$30,732,233
Investment securities, taxable	847,946	910,511		1,273,577
Investment securities, tax-exempt	76,798	91,244		117,003
Dividends, restricted stock	-	200,387		322,301
Interest-bearing cash accounts	65,222	171,033		324,032

Total Interest and Dividend Income	34,701,113	33,591,730		32,769,146
Interest Expense

Deposits	13,477,719	14,630,406		15,386,888
Short-term borrowings	-	205,416		53,952
Long-term borrowings	5,203,632	4,269,463		3,794,031

Total Interest Expense	18,681,351	19,105,285		19,234,871

Net Interest Income	16,019,762	14,486,445		13,534,275

Provision for Loan Losses	2,280,100	1,608,506		1,298,071

Net Interest Income after Provision for Loan Losses	13,739,662	12,877,939		12,236,204
Other Income

Service charges and other fees	1,432,152	1,198,876		989,154
Rental income	254,953	255,501		243,290
Gain (loss) on sale of investment securities available for sale, net	28,774	-		(8,356)
Gain on disposal of fixed assets	8,200	-		-
Gain on sale of loans, net	-	42,788		-
Loss on sale of other real estate owned, net	(225,118)	-		-
Earnings on life insurance	513,955	348,532		226,330
Other	-	-		2,576

Total Other Income	2,012,916	1,845,697		1,452,994
Other Expenses

Salaries and employee benefits	6,443,506	5,624,102		5,173,177
Occupancy expense	1,864,295	1,986,649		1,805,780
Federal deposit insurance premiums	770,111	66,208		48,571
Advertising	673,733	639,231		522,760
Data processing	1,201,064	937,745		903,824
Professional fees	1,014,197	607,056		363,800
Other real estate owned expense	531,852	-		-
Other operating expenses	2,002,284	1,550,116		1,336,526
Charitable contribution to foundation	-	1,230,500		-

Total Other Expenses	14,501,042	12,641,607		10,154,438

Income before Income Taxes	1,251,536	2,082,029		3,534,760

Income Taxes	241,356	629,724		1,123,170
Net Income	$1,010,180	$1,452,305		$2,411,590
Basic Earnings Per Share	$0.17	$0.05	(1)	N/A
Dividends Declared Per Share	$0.14	$0.04		N/A

(1) For the period from May 20, 2008 through September 30, 2008

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended September 30, 2009, 2008, and 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, October 1, 2006	$-	$-	$41,910,239	$-	$-	$(491,190)	$41,419,049
Comprehensive Income:

Net Income	-	-	2,411,590	-	-	-	2,411,590
Net change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	208,536	208,536
Total Comprehensive Income	-	-	-	-	-	-	2,620,126

Balance, September 30, 2007	-	-	44,321,829	-	-	(282,654)	44,039,175
Comprehensive Income:

Net Income	-	-	1,452,305	-	-	-	1,452,305
Net change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	5,298	5,298
Total Comprehensive Income	-	-	-	-	-	-	1,457,603

Proceeds from issuance of common stock, net of offering expenses of $1,662,859	61,525	26,061,869	-	-	-	-	26,123,394
Cash dividend declared ($0.04 per share)	-	-	(110,745)	-	-	-	(110,745)
Capitalization of Mutual Holding Company	-	(100,000)	-	-	-	-	(100,000)

Purchase of stock for ESOP	-	-	-	-	(2,619,538)	-	(2,619,538)
ESOP shares committed to be released (4,466 shares)	-	(2,700)	-	-	48,510	-	45,810
Balance, September 30, 2008	61,525	25,959,169	45,663,389	-	(2,571,028)	(277,356)	68,835,699
Comprehensive Income:

Net Income	-	-	1,010,180	-	-	-	1,010,180
Net change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	298,800	298,800
Total Comprehensive income	-	-	-	-	-	-	1,308,980

Treasury stock purchased (2,000 shares)	-	-	-	(19,000)	-	-	(19,000)
Cash dividends declared ($0.14 per share)	-	-	(387,620)	-	-	-	(387,620)
ESOP shares committed to be released (13,404 shares)	-	(22,142)	-	-	126,463	-	104,321

Balance, September 30, 2009	$61,525	$25,937,027	$46,285,949	$(19,000)	$(2,444,565)	$21,444	$69,842,380

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2009, 2008 and 2007

	2009	2008	2007
Cash Flows from Operating Activities
Net income	$1,010,180	$1,452,305	$2,411,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	921,482	920,335	903,110
Provision for loan losses	2,280,100	1,608,506	1,298,071
Deferred income taxes	(259,690)	(882,534)	(598,908)
ESOP expense	104,321	45,810	-
Amortization (accretion) of premiums and discounts on investments securities, net	(98,200)	176,439	220,940
Amortization of mortgage servicing rights	142,297	127,706	82,413
Net (gain) loss on sale of investment securities available for sale	(28,774)	-	8,356
Net gain on disposal of fixed assets	(8,200)	-	-
Net gain on sale of loans	-	(42,788)	-
Loss on sale of other real estate owned	225,118	-	-
Write down of other real estate owned	216,184	-	-
Decrease (increase) in accrued interest receivable	226,488	(37,117)	(322,350)
(Decrease) increase in accrued interest payable	(187,166)	(204,718)	506,595
Increase (decrease) in other liabilities	2,849,490	(29,351)	(271,727)
Earnings on bank-owned life insurance	(513,955)	(348,532)	(226,330)
(Increase) decrease in other assets	(698,738)	15,188	87,165
Amortization of loan origination fees and costs	(1,032,736)	(1,411,758)	(449,083)
Net Cash Provided by Operating Activities	5,148,201	1,389,491	3,649,842
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	369,603	227,533	233,202
Investment securities available for sale	13,075,911	16,954,035	12,653,917
Proceeds from sales, investment securities available for sale	1,149,754	-	484,631
Purchases of investment securities held to maturity	(2,370,225)	(1,639,244)	-
Purchases of investment securities available for sale	(18,714,981)	(9,971,310)	(14,080,764)
Proceeds from sale of loans	-	9,301,059	-
Loan purchases	(60,314,809)	(112,614,678)	(26,835,680)
Loan originations and principal collections, net	31,190,816	6,843,469	6,162,250
Proceeds from sale of other real estate owned	538,389	-	-
Purchase of other real estate owned	(776,532)
Additions to mortgage servicing rights	-	(191,052)	-
Purchases of bank-owned life insurance	(5,000,000)	-	(1,844,863)
Net (increase) decrease in FHLB stock	328,700	(2,335,800)	194,600
Purchases of property and equipment	(276,760)	(315,493)	(546,436)
Net Cash Used in Investing Activities	(40,800,134)	(93,741,481)	(23,579,143)
Cash Flows from Financing Activities
Net increase in deposits	63,017,542	20,005,489	31,409,957
Net increase (decrease) in short-term borrowings	(8,500,000)	500,000	500,000
Proceeds from long-term borrowings	5,000,000	47,000,000	5,000,000
Repayment of long-term borrowings	(10,677,402)	(5,088,455)	(4,983,334)
Increase (decrease) in advances from borrowers for taxes and insurance	(351,599)	597,392	(62,212)
Proceeds from stock issuance, net of offering costs	-	26,123,394	-
Capitalization of Mutual Holding Company	-	(100,000)
Cash dividends paid	(415,306)	(110,745)	-
Treasury stock purchased	(19,000)	-	-
ESOP shares purchased	-	(2,619,538)	-
Net Cash Provided by Financing Activities	48,054,235	86,307,537	31,864,411

Net Increase (Decrease) in Cash and Cash Equivalents	12,402,302	(6,044,453)	11,935,110

Cash and Cash Equivalents - Beginning	12,922,297	18,966,750	7,031,640

Cash and Cash Equivalents - Ending	$25,324,599	$12,922,297	$18,966,750
Supplementary Cash Flows Information
Interest paid	$18,868,518	$19,310,003	$18,728,276

Income taxes paid	$509,900	$1,682,232	$2,036,527

Loans transferred to loans held for sale	$-	$-	$9,258,271
Non-cash transfer of loans to foreclosed real estate	$5,847,751	$230 362	$226,900

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2009, 2008 and 2007

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, and Malvern Federal Savings Bank (the “Bank”) and its subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s seven full-service branches in Chester County, Pennsylvania. SAMG owns 50% of Malvern Insurance Associates, LLC. Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products. As of September 30, 2009 and 2008, SAMG’s total assets were $34,709 and $53,734, respectively. The net loss of SAMG for the years ended September 30, 2009 and 2008 was $17,381 and $4,326, respectively, and the net income for the year ended September 30, 2007 was $1,501. The Company is subject to competition from various other financial institutions and financial services companies. The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On May 19, 2008 Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock. In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation. The Mutual Holding Company is a federally chartered mutual holding company. The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision (“OTS”). Malvern Federal Mutual Holding Company owns 55% of Malvern Federal Bancorp’s outstanding common stock after the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc. In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash. The offering resulted in approximately $26.0 million in net proceeds. The financial statements prior to the reorganization are the financial statements of the Bank. An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock. Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

The Company has evaluated subsequent events and transactions through December 18, 2009, the date the consolidated financial statements were issued, for potential recognition or disclosure herein.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2009 and 2008 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries, Malvern Federal Savings Bank and its subsidiaries, and Malvern Federal Holdings, Inc. At and for the year ended September 30, 2007, the consolidated financial statements are of Malvern Federal Savings Bank and its subsidiary, Strategic Asset Management Group, Inc. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the valuation of deferred tax assets, and the evaluation of other-than-temporary impairment of investment securities.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $6,652,000 and $1,840,000 at September 30, 2009 and 2008, respectively.

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each statement of financial condition date.

Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether declines in their value are other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in this area.

Loans receivable that management has the intent and ability to hold until maturity or payoff are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees and costs.  Interest income is accrued on the unpaid principal balance.  Loan origination fees and costs are deferred and recognized as an adjustment of the yield (interest income) of the related loans using the interest method.  The Company is amortizing these amounts over the contractual lives of the loans.

The accrual of interest is generally discontinued when the contractual payment of principal or interest has become 90 days past due or sooner if management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal.  Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

In addition to originating loans, the Company purchases consumer and mortgage loans from brokers in our market area.  Such purchases are reviewed for compliance with our underwriting criteria before they are purchased, and are generally purchased without recourse to the seller.

Allowance for Loan Losses

The Company maintains allowances for loan losses at a level deemed sufficient to absorb probable losses.  The allowance for loan losses is established through a provision for loan losses charged as an expense.  Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans, and prior loss experience.  The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values.  However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.  The Company also maintains an allowance for losses on commitments to extend credit, which is included in other liabilities and is computed using information similar to that used to determine the allowance for loan, modified to take into account the probability of drawdown on the commitment as well as inherent risk factors on those commitments.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for all loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies (Continued)

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, the Company does not separately identify individual consumer and mortgage loans for impairment disclosures, unless they are subject to a restructuring agreement.

Loans Held For Sale

The Company does not originate any loans specifically for the purpose of being sold. During fiscal 2008, based on market conditions and in effort to mitigate interest rate risk, the Company sold $9.3 million of residential mortgage loans. Since loans are not originated for the purpose of being sold, the cash flows from the sale of such loans have been classified as an investing activity in the consolidated statements of cash flows.

There were no loans held for sale at September 30, 2009 and 2008.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from other real estate owned.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2009 and September 30, 2008, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In December 31, 2008 the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

Management’s evaluation and determination of whether these investments are impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the  level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

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

Bank-Owned Life Insurance

The Company invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  The Bank is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies.  Earnings from the increase in cash surrender value of the policies are included in other income on the statement of income.

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $165,523, $351,863, and $308,974, for fiscal 2009, 2008, and 2007, respectively.  The Company’s bonus matching contribution was 4% in fiscal year 2008 and there was no bonus matching contribution for fiscal year 2009.

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $749,317 and $617,724 at September 30, 2009 and 2008, respectively.  The expense associated with the Plans for the years ended September 30, 2009, 2008, and 2007 was $147,650, $131,462, and $141,385, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Malvern Federal Bancorp, Inc. and its subsidiaries file separate state income tax returns and a consolidated federal income tax return.

The Company adopted the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, on October 1, 2008. Previously, the Company had accounted for tax contingencies in accordance with ASC 450, Accounting for Contingencies. As required by ASC 740, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the adoption of ASC 740, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retaining earnings.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows for the year ended September 30:

	2009	2008	2007

Unrealized holding gains on available for sale securities	$513,183	$8,635	$331,557
Reclassification adjustment for (gains) losses included in net income	(28,774)	-	8,356

Net Unrealized Gains	484,409	8,635	339,913

Income tax effect	185,609	3,337	131,377

Net of Tax Amount	$298,800	$5,298	$208,536

Reclassifications

Certain reclassifications have been made to the previous years’ financial statements to conform to the current year’s presentation.  These reclassifications had no effect on net income.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The Company does not expect that the guidance will change its valuation techniques for measuring liabilities at fair value.

In June 2009, FASB ASC 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

In June 2009, FASB ASC 860, “Transfers and Servicing”, was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In May 2009, the FASB updated ASC 855, “Subsequent Events”, ASC 855 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with the update, the Company evaluates subsequent events through the date its financial statements are filed. The adoption of this guidance did not have an impact on the Company’s financial position, results of operations, or earnings per share.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 2 – Summary of Significant Accounting Policies (Continued)

In April 2009, the FASB updated ASC 320-10, “Investments – Debt and Equity Securities.” The guidance amends the other-than-temporary impairment (“OTTI”) guidance for debt securities. If the fair value of a debt security is less than its amortized cost basis at the measurement date, the updated guidance requires the Company to determine whether it has the intent to sell the debt security or whether it is more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis. If either condition is met, an entity must recognize full impairment. For all other debt securities that are considered other-than-temporarily impaired and do not meet either condition, the guidance requires that the credit loss portion of impairment be recognized in earnings and the temporary impairment related to all other factors be recorded in other comprehensive income. In addition, the guidance requires additional disclosures regarding impairments on debt and equity securities. The adoption of this guidance did not have an impact on the Company’s financial position or results of operations.

In April 2009, the FASB updated ASC 820-10, “Fair Value Measurements and Disclosures” to provide guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying transactions that are not orderly. The guidance requires entities to disclose the inputs and valuation techniques used to measure fair value and to discuss changes in valuation techniques and related inputs, if any, in both interim and annual periods. The Company adopted this guidance during the second quarter of 2009 and the adoption did not have a material impact on the Company’s financial position and results of operations, as the Company’s existing valuation methodologies were largely consistent with those of this guidance. The enhanced disclosures related to this guidance are included in Note 10, “Fair Value Measurements,” to the Consolidated Financial Statements.

In April 2009, the FASB updated ASC 825-10 “Financial Instruments”. This update amends the fair value disclosure guidance in ASC 825-10-50 and requires an entity to disclose the fair value of its financial instruments in interim reporting periods as well as in annual financial statements. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods and assumptions used during the reporting period are also required to be disclosed both on an interim and annual basis. The required disclosures have been included in Note 10, “Fair Value Measurements,” to the Consolidated Financial Statements.

In June 2008, the FASB updated ASC 260-10, “Earnings Per Share.” The guidance concludes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities that should be included in the earnings allocation in computing earnings per share under the two-class method. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented must be adjusted retrospectively. Management does not expect the adoption of this update to have a material impact on the Company’s financial position, results of operations, and earnings per share.

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of September 30, 2009 and 2008 and for the years then ended, the Company had not issued and did not have any outstanding CSEs and at the present time, the Bank’s capital structure has no potential dilutive securities.  Due to the timing of the Company’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on May 19, 2008, earnings per share for 2008 is shown for the period May 20, 2008 through September 30, 2008.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 3 – Earnings Per Share (Continued)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30, 2009	For the Period from May 20, 2008 to September 30, 2008

Net Income	$1,010,180	$312,540

Weighted average shares outstanding	6,152,418	6,152,500
Average unearned ESOP shares	(229,997)	(176,512)
Weighted average shares outstanding – basic	5,922,421	5,975,988

Earnings per share - basic	$0.17	$0.05

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the years ended September 30, 2009 and 2008, there were 13,404 and 4,466 shares committed to be released, respectively, and ESOP expense was $104,321 and 45,810, respectively.  At September 30, 2009, there were 223,308 unallocated shares held by the ESOP which had an aggregate fair value of approximately $2.1 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 5 - Investment Securities (Continued)

Investment securities available for sale at September 30, 2009 and 2008 consisted of the following:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$999,480	$11,457	$-	$1,010,937
U.S. government agencies	5,448,761	25,241	-	5,474,002
FHLB notes	3,496,874	71,251	-	3,568,125
State and municipal obligations	1,767,569	9,038	(17,363)	1,759,244
Single issuer trust preferred security	1,000,000	-	(361,580)	638,420
Corporate securities	1,288,429	37,236	-	1,325,665

	14,001,113	154,223	(378,943)	13,776,393
Mortgage-backed securities:
FNMA:
Adjustable	4,545,602	151,558	(627)	4,696,533
Fixed	2,093,663	40,543	-	2,134,206
Balloon	432,342	4,500	-	436,842
FHLMC:
Adjustable	1,105,739	11,059	(1,233)	1,115,565
Fixed	667,911	46,362	-	714,273
GNMA, adjustable	203,378	2,199	-	205,577
CMO, fixed-rate	4,015,521	13,126	(10,446)	4,018,201

	13,064,156	269,347	(12,306)	13,321,197

	$27,065,269	$423,570	$(391,249)	$27,097,590

At September 30, 2009 and 2008, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 5 - Investment Securities (Continued)

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$998,599	$6,089	$-	$1,004,688
FHLB notes	6,983,752	15,740	(21,054)	6,978,438
State and municipal obligations	2,321,165	3,644	(13,181)	2,311,628
Single issuer trust preferred security	1,000,000	-	(247,889)	752,111

	11,303,516	25,473	(282,124)	11,046,865
Mortgage-backed securities:
FNMA:
Adjustable	4,236,230	11,106	(52,887)	4,194,449
Fixed	2,786,522	-	(115,597)	2,670,925
Balloon	729,037	-	(9,084)	719,953
FHLMC:
Adjustable	1,499,909	285	(32,026)	1,468,168
Fixed	1,601,079	11,844	(3,938)	1,608,985
GNMA, adjustable	264,402	257	(5,397)	259,262

	11,117,179	23,492	(218,929)	10,921,742

	$22,420,695	$48,965	$(501,053)	$21,968,607

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 5 - Investment Securities (Continued)

Proceeds from sales of securities available for sale during fiscal 2009 were $1,149,754.  Gross gains of $28,774 were realized on these sales.  There were no sales of investment securities during fiscal 2008.  Proceeds from sales of securities available for sale during fiscal 2007 were $484,631.  Gross losses of $8,356 were realized on those sales.

Investment securities held to maturity at September 30, 2009 and 2008 consisted of the following:

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$298,049	$7,025	$-	$305,074
GNMA, fixed	2,236	166	-	2,402
FNMA, fixed	4,541,891	92,735	-	4,634,626

	$4,842,176	$99,926	$-	$4,942,102

	2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$340,327	$2,975	$(1,051)	$342,251
GNMA, fixed	3,287	1	-	3,288
FNMA, fixed	2,526,223	-	(41,541)	2,484,682

	$2,869,837	$2,976	$(42,592)	$2,830,221

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at September 30, 2009 and 2008 that were in an unrealized loss position.
	2009
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
State and municipal obligations	$184,877	$(17,363)	$-	$-	$84,877	$(17,363)
Single issuer trust preferred security	-	-	638,420	(361,580)	638,420	(361,580)
Mortgage-backed securities:
FNMA:
Adjustable	301,396	(415)	78,775	(212)	380,171	(627)
FHLMC:
Adjustable	349,060	(418)	166,512	(815)	515,572	(1,233)
CMO, fixed-rate	1,658,480	(10,446)	-	-	1,658,480	(10,446)

	$2,493,813	$(28,642)	$883,707	$(362,607)	$3,377,520	$(391,249)

The Company had no securities classified as held to maturity which were in an unrealized loss position at September 30, 2009.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 5 - Investment Securities (Continued)
	2008
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
FHLB notes	$4,968,438	$(21,054)	$-	$-	$4,968,438	$(21,054)
State and municipal obligations	315,400	(13,181)	-	-	315,400	(13,181)
Single issuer trust preferred security	-	-	752,111	(247,889)	752,111	(247,889)
Mortgage-backed securities:
FNMA:
Adjustable	2,693,054	(18,084)	997,169	(34,803)	3,690,223	(52,887)
Fixed	-	-	2,670,925	(115,597)	2,670,925	(115,597)
Balloon	719,953	(9,084)	-	-	719,953	(9,084)
FHLMC:
Adjustable	160,150	(309)	821,467	(31,717)	981,617	(32,026)
Fixed	623,995	(3,938)	-	-	623,995	(3,938)
GNMA, adjustable	-	-	238,215	(5,397)	238,215	(5,397)

	$9,480,990	$(65,650)	$5,479,887	$(435,403)	$14,960,877	$(501,053)

Investment Securities Held to Maturity
Mortgage-backed securities:
FNMA, fixed	$-	$-	$2,484,682	$(41,541)	$2,484,682	$(41,541)
GNMA, adjustable	65,144	(256)	49,978	(795)	115,122	(1,051)

	$65,144	$(256)	$2,534,660	$(42,336)	$2,599,804	$(42,592)

As of September 30, 2009, the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2009, there were two U.S. government obligations, 12 mortgage-backed securities, and one single issuer trust preferred security, which were in an unrealized loss position.  The Company does not intend to sell or expects that it is more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2009 represents other-than-temporary impairment.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 5 - Investment Securities (Continued)

During the quarter ended September 30, 2009 the gross unrealized loss of the single issuer trust preferred security improved by $68,000 from an unrealized loss at June 30, 2009 of $430,570 to an unrealized loss of $361,580 as of September 30, 2009. The stability of the underlying credit and the financial markets has contributed to this improvement. The historic changes in the economy and interest rates have continued to cause the pricing of agency, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the September 2009 quarter but slight signs of  improvement are beginning to occur. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At September 30, 2009 and 2008 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2009 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$9,957,525	$9,662,411	$-	$-
Over 1 year through 5 years	3,841,260	3,924,807	-	-
After 5 years through 10 years	202,328	189,175	-	-
	14,001,113	13,776,393	-	-

Mortgage-backed securities	13,064,156	13,321,197	4,842,176	4,942,102

	$27,065,269	$27,097,590	$4,842,176	$4,942,102

Note 6 - Loans Receivable

Loans receivable consisted of the following at September 30, 2009 and 2008:

	2009	2008

Mortgage Loans:
One-to four-family	$252,307,828	$248,118,373
Multi-family	9,613,184	1,906,328
Construction or development	37,507,536	45,451,367
Land loans	3,236,550	4,529,976
Commercial real estate	142,863,313	138,522,139
Total Mortgage Loans	445,528,411	438,528,183

Commercial Loans	15,647,219	17,259,581

Consumer loans:
Home equity line of credit	19,149,135	12,392,703
Second mortgages	113,943,091	103,741,105
Other	1,142,967	1,303,639
Total Consumer Loans	134,235,193	117,437,447

Total Loans	595,410,823	573,225,211

Deferred loan costs, net	3,872,025	3,815,761
Allowance for loan losses	(5,717,510)	(5,504,512)

	$593,565,338	$571,536,460

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 6 - Loans Receivable (Continued)

Included in loans receivable are nonaccrual loans in the amount of $14,194,724 and $8,584,784 at September 30, 2009 and 2008, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms was $698,270, $514,255, and $118,018 in 2009, 2008, and 2007, respectively.  There were no loans past due 90 days or more and still accruing interest at September 30, 2009 and 2008.

The following is an analysis of the activity in the allowance for loan losses during the years ended September 30, 2009, 2008 and 2007:

	2009	2008	2007

Balance at beginning of year	$5,504,512	$4,541,143	$3,392,607

Provision for loan losses	2,280,100	1,608,506	1,298,071

Charge-offs	(2,096,928)	(649,937)	(159,930)
Recoveries	29,826	4,800	10,395

Net Charge-offs	(2,067,102)	(645,137)	(149,535)
Balance at end of year	$5,717,510	$5,504,512	$4,541,143

At September 30, 2009 and 2008, 100% of impaired loan balances were measured for impairment based on the fair value of the loan’s collateral.

	September 30,
	2009	2008

Impaired loans without an allocated valuation allowance	$10,570,188	$2,806,000
Impaired loans with an allocated valuation allowance	3,624,536	3,487,949

Total impaired loans	$14,194,724	$6,293,949
Valuation allowance allocated to impaired loans	$2,057,318	$871,987

	Year Ended September 30
	2009	2008	2007

Average impaired loans	$14,285,848	$6,600,632	$6,250,005
Interest income recognized on impaired loans	$698,270	$514,255	$118,018
Cash basis collections on impaired loans	$859,681	$154,511	$271,737

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 6 - Loans Receivable (Continued)

No additional funds are committed to be advanced in connection with impaired loans.

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company for the year ended September 30, 2009:

Balance at beginning of year	$1,157,695
New loans	99,613
Repayments	(61,251)

Balance at end of year	$1,196,057

At September 30, 2009, 2008 and 2007, the Company was servicing loans for the benefit of others in the amounts of $37,421,198, $49,736,139 and $41,208,271, respectively.  A summary of mortgage servicing rights included in other assets activity follows for the years ended September 30:

	2009	2008	2007

Balance, beginning of year	$434,280	$370,934	$453,347
Amortization	(142,297)	(127,706)	(82,413)
Additions	-	191,052	-

Balance, end of year	$291,983	$434,280	$370,934

For sales prior to 2009, the fair value of servicing rights was determined using a base discount rate of 9.50% and prepayment speeds ranging from 5.00% to 10.50%, depending upon the stratification of the specific right, and a weighted average default rate of 1.92%.   There were no loan sales during 2009.

No valuation allowance on servicing rights has been recorded at September 30, 2009, 2008, or 2007.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2009 and 2008:

	Estimated Useful Lives (years)	2009	2008

Land	-	$711,249	$711,249
Building and improvements	10-39	11,753,417	11,747,684
Construction in process	-	-	45,671
Furniture, fixtures, and equipment	3-7	6,005,534	5,745,348

		18,470,200	18,249,952

Accumulated depreciation		(10,088,238)	(9,231,468)
		$8,381,962	$9,018,484

Depreciation expense was $921,482, $920,335 and $903,110, for the years ended September 30, 2009, 2008 and 2007, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2009 and 2008 consisted of the following:
	2009		2008

Balances by interest rate:
Tiered passbooks (0.20% to 0.35%)	$23,427,939	4.54%	$23,636,737	5.21%
Regular passbooks (0.20% to 1.00%)	15,911,925	3.08	14,242,045	3.14
Club accounts (0.85%)	213,849	0.04	214,100	0.05
Money market accounts (0.25% to 1.00%)	58,401,444	11.31	59,952,812	13.22
Checking and NOW accounts (0.00% to 3.00%)	115,033,964	22.27	67,310,872	14.85

	212,989,121	41.24	165,356,566	36.47

Certificate accounts:
1% to 3.99%	199,796,753	38.68	131,297,564	28.95
4% to 4.99%	98,440,340	19.06	129,812,771	28.62
5% to 5.99%	5,284,464	1.02	27,026,235	5.96

	303,521,557	58.76	288,136,570	63.53

Total	$516,510,678	100.00%	$453,493,136	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2009 and 2008 were $106,956,346 and $96,059,809, respectively.  Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Interest expense on deposits consisted of the following for the years ended September 30, 2009, 2008, and 2007:

	2009	2008	2007

Savings accounts	$136,141	$302,991	$421,626
Checking and NOW accounts	320,855	377,676	246,004
Money market accounts	959,360	2,142,224	2,327,333
Certificates of deposit	12,061,363	11,807,515	12,391,925

	$13,477,719	$14,630,406	$15,386,888

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 8 - Deposits (Continued)

The following is a schedule of certificates of deposit maturities as of September 30, 2009:

2010	$201,546,139
2011	72,270,461
2012	9,056,209
2013	2,764,926
2014	3,828,397
Thereafter	14,055,425

$303,521,557

Deposits from related parties held by the Company at September 30, 2009 and 2008 amounted to $2,270,005 and $2,772,969, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $50,000,000 of which none was outstanding at September 30, 2009 and $8,500,000 was outstanding at September 30, 2008.  The interest rate on the line of credit at September 30, 2009 and 2008 was 0.64% and 2.02%, respectively.  The line of credit is to mature February 28, 2012.

The summary of long-term borrowings as of September 30, 2009 and 2008 are as follows:

	Weighted Average Rate	2009	2008
Due by September 30:
2009	-%	$-	$9,355,109
2010	6.31	40,000,000	40,000,000
2011	5.92	11,621,045	12,943,338
2012	-	-	-
2013	-	-	-
2014	-	-	-
Thereafter	3.68	48,000,000	43,000,000

Total FHLB Advances	5.40%	$99,621,045	$105,298,447

At September 30, 2009, the Company had a maximum borrowing capacity of approximately $370,499,554 available from the FHLB, of which $99,621,045 was outstanding, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 10 - Fair Value Measurements

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

Under FASB ASC Topic 820, “Fair Value Measurements”, the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1—	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2—	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3—	Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

Under FASB ASC Topic 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FASB ASC Topic 820.

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2009, the Company did have assets that were measured at fair value on a recurring basis that use Level 3 measurements.

FASB ASC 825 provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB ASC 825, “Disclosures About Fair Value of Financial Instruments.”  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methods.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  FASB ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 10 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2009 and 2008.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2009 and 2008 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment and Mortgage-backed Securities Available for Sale—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are recorded at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of September 30, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for SFAS No. 107 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of one-to four-family residential mortgage loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on our current pricing for loans with similar characteristics, adjusted for prepayment and credit loss estimates.

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

Restricted Stock—Although restricted stock is an equity interest in the FHLB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 10 - Fair Value Measurements (Continued)

Other Real Estate Owned—Other real estate owned includes foreclosed properties securing commercial, residential and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our current portfolio of other real estate owned is comprised of such properties and, accordingly, we classify other real estate owned as Level 3. Our increase in other real estate owned during fiscal 2009 was due solely to additions to that category of asset.

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.

Long-Term Borrowings—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of this debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Short-Term Borrowings—These liabilities are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

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

Mortgage Servicing Rights—The fair value of mortgage servicing rights is based on observable market prices when available or the present value of expected future cash flows when not available. Assumptions, such as loan default rates, costs to service, and prepayment speeds significantly affect the estimate of future cash flows. Mortgage servicing rights are carried at the lower of cost or fair value.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 10 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Debt securities available for sale	$13,776,393	$-	$13,776,393	$-
Mortgage-backed securities available for sale	13,321,197	-	13,321,197	-

Total	$27,097,590	$-	$27,097,590	$-

	September 30, 2008
	Total	Level 1	Level 2	Level 3

Debt securities available for sale	$11,046,865	$-	$11,046,865	$-
Mortgage-backed securities available for sale	10,921,742	-	10,921,742	-

Total	$21,968,607	$-	$21,968,607	$-

For assets measured at fair value on a nonrecurring basis in fiscal 2009 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2009:

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Other real estate owned	$5,874,854	$-	$-	$5,874,854
Impaired loans	1,567,218	-	-	1,567,218

Total	$7,460,072	$-	$-	$7,460,072

	September 30, 2008
	Total	Level 1	Level 2	Level 3

Other real estate owned	$230,262	$-	$-	$230,262
Impaired loans	2,615,962	-	-	2,615,962

Total	$2,846,224	$-	$-	$2,846,224

The table below presents a summary of activity in our other real estate owned during the twelve months ended September 30, 2009:

	September 30, 2009
	Balance as of				Balance as of
	September 30, 2008	Additions	Sales, net	Write-downs	September 30, 2009

One-to four-family	$230,262	$1,949,904	$569,507	$43,059	$1,567,600
Commercial real estate	-	4,373,416	194,000	173,125	4,006,291
Commercial	-	19,615	-	-	19,615
Second mortgages	-	85,008	-	-	85,008
Construction and development	-	196,340	-	-	196,340

Total	$230,262	$6,624,283	$763,507	$216,184	$5,874,854

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 10 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2009 and 2008 are as follows:

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$25,324,599	$25,324,599	$12,922,297	$12,922,297
Investment securities available for sale	27,097,590	27,097,590	21,968,607	21,968,607
Investment securities held to maturity	4,842,176	4,942,102	2,869,837	2,830,221
Loans receivable	593,565,338	597,729,181	571,536,460	574,890,371
Accrued interest receivable	2,226,206	2,226,206	2,452,694	2,452,694
Restricted stock	6,566,973	6,566,973	6,895,673	6,895,673
Mortgage servicing rights	291,983	291,983	434,280	434,280

Financial liabilities:
Deposits	516,510,678	518,478,826	453,493,136	455,301,487
Short-term borrowings	-	-	8,500,000	8,500,000
Long-term borrowings (FHLB advances)	99,621,045	100,713,237	105,298,447	105,364,291
Accrued interest payable	706,895	706,895	894,061	894,061

Note 11 - Income Taxes

Deferred income taxes at September 30, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Unrealized loss on investments available for sale	$-	$174,732
Allowance for loan losses	1,943,954	1,871,534
Nonaccrual interest	171,680	192,986
Write-down of real estate owned	73,487	17,340
Supplemental Employee Retirement Plan	254,768	210,027
Charitable contributions	248,074	258,340

Total Deferred Tax Assets	2,691,963	2,724,959

Deferred tax liabilities:
Unrealized gain on investments available for sale	(10,877)	-
Depreciation	(89,239)	(128,540)
Mark-to-market adjustment on securities	(68,054)	(136,108)
Mortgage servicing rights	(99,274)	(147,655)
Other	(92,863)	(55,081)

Total Deferred Tax Liabilities	(360,307)	(467,384)

Deferred Tax Assets, Net	$2,331,656	$2,257,575

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 11 - Income Taxes (Continued)

Prior to 2007, for federal income tax purposes, in accordance with Internal Revenue Code IRC Section 475, the Company recognized the change in unrealized gains (losses) on investment securities available for sale through current taxable income.  In 2007, the Company did not elect IRC Section 475.  The mark-to-market adjustment recorded at September 30, 2006 is being recognized over four years in accordance with the IRC Code.

Income tax expense for the years ended September 30, 2009, 2008 and 2007 was comprised of the following:

	2009	2008	2007

Federal:
Current	$442,181	$1,388,930	$1,572,088
Deferred	(259,690)	(882,534)	(598,908)

	182,491	506,396	973,180

State, current	58,865	123,328	149,990

	$241,356	$629,724	$1,123,170

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	2009	2008	2007

At federal statutory rate	$425,522	$707,890	$1,201,818
Adjustments resulting from:
State tax, net of federal benefit	38,850	81,396	98,993
Tax-exempt interest	(26,111)	(41,430)	(53,126)
Low-income housing credit	(40,902)	(40,902)	(40,902)
Earnings on bank-owned life insurance	(174,745)	(118,501)	(76,952)
Other	18,742	41,271	(6,661)

	$241,356	$629,724	$1,123,170

The Company’s effective tax rate was 19.3%, 30.2%, and 31.7% in 2009, 2008 and 2007, respectively.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method.  Upon repeal, the Company was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988).  The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions and have been treated as a permanent tax difference.  The Company’s total tax bad debt reserves at September 30, 2009 and 2008 were approximately $1.6 million, of which $1.6 million represented the base year amount, and $-0- was subject to recapture.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 12 - Leases

Pursuant to the terms of a non-cancelable operating lease agreement expiring in March 2015, pertaining to Company property, future minimum rent commitments for the years ending September 30, are as follows:

2010	$84,000
2011	84,000
2012	84,000
2013	84,000
2014	84,000
Thereafter	42,000

$462,000

The Company entered into a land lease that does not require lease payments until the branch construction is completed, which is expected to be in the summer of 2010.  The terms under this lease agreement is a fifteen year lease which has annual minimum rental payments of $195,000 for years one through five, $214,500 annual minimum rent for years six through ten, and $235,950 annual minimum rent for years eleven through fifteen. There are two renewal terms of five years each which have $259,545 annual minimum rent for the first five year renewal term and $285,500 annual minimum rent for the second five year renewal term.

The Company receives rents from the lease of office and residential space owned by the Company.  Future minimum rental commitments under these leases are:

Years ended September 30:
2010	$199,558
2011	144,493
2012	144,853
2013	145,213
2014	145,608
Thereafter	8,200

$787,925

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2009 and 2008, the uncollateralized portion of the letters of credit extended by the Company was approximately $4.5 million and $3.1 million.  The current amount of the liability for guarantees under letters of credit is not material as of September 30, 2009 and 2008.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 13 - Commitments and Contingencies (Continued)

At September 30, 2009 and 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2009	2008

Commitments to extend credit:
Future loan commitments	$3,006,000	$5,547,401
Undisbursed construction loans	34,314,343	49,718,329
Undisbursed home equity lines of credit	24,161,669	20,820,111
Undisbursed commercial lines of credit	5,891,931	7,195,329
Overdraft protection lines	847,358	876,136
Standby letters of credit	4,504,673	3,070,515

Total Commitments	$72,725,974	$87,227,821

Commitments to grant loans at fixed rates at September 30, 2009 totaled $3,006,000 and had interest rates that ranged from 4.38% to 7.49%.  Commitments to grant loans at variable rates at September 30, 2009 totaled $69,719,974 and had interest rates that ranged from 3.5% to 7.25%.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of September 30, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 14 - Regulatory Matters (Continued)

As of September 30, 2009, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio

As of September 30, 2009
Tangible Capital (to tangible assets)	$62,247,317	9.07%	$	>10,297,204	>1.50%		N/A
Core Capital (to adjusted tangible assets)	62,247,317	9.07		>27,459,211	>4.00	$	>34,324,014	> 5.00%
Tier 1 Capital (to risk-weighted assets)	62,247,317	11.96		>20,815,426	>4.00		>31,223,140	> 6.00
Total risk-based Capital (to risk-weighted assets)	65,907,510	12.67		>41,630,853	>8.00		>52,038,566	>10.00

As of September 30, 2008:
Tangible Capital (to tangible assets)	$61,290,885	9.64%	$	> 9,535,456	>1.50%		N/A
Core Capital (to adjusted tangible assets)	61,290,885	9.64		>25,427,881	>4.00	$	>31,784,852	> 5.00%
Tier 1 Capital (to risk-weighted assets)	61,290,885	12.40		>19,776,910	>4.00		>29,665,366	> 6.00
Total risk-based Capital (to risk-weighted assets)	65,923,410	13.33		>39,553,821	>8.00		>49,442,276	>10.00

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2009 and 2008:

	2009	2008

Bank GAAP equity	$62,180,528	$61,004,180
Net unrealized gain on securities available-for-sale, net of income taxes	66,789	286,705

Tangible Capital, Core Capital, and Tier I Capital	62,247,317	61,290,885

Allowance for loan losses (excluding specific reserves of $2,057,318 and $871,987 for 2009 and 2008, respectively)	3,660,192	4,632,525

Total Risk-Based Capital	$65,907,509	$65,923,410

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 15 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition
September 30, 2009 and 2008

	2009	2008

Assets
Cash and Cash Equivalents	$1,375,724	$798,427
Investment in subsidiaries	62,180,528	61,004,180
Investment securities available for sale	3,367,652	3,989,583
Loans receivable, net	2,519,834	2,614,747
Deferred income taxes, net	202,620	387,441
Other assets	279,081	41,321

Total Assets	$69,925,439	$68,835,699

Liabilities
Dividend Payable	$83,059	$-

Shareholders’ Equity	69,842,380	68,835,699

Total Liabilities and Shareholders’ Equity	$69,925,439	$68,835,699

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Income

	Year Ended September 30,	From May 30, 2008 to September 30,
	2009	2008

Income
Interest income	$294,587	$80,669

Total Interest Income	294,587	80,669

Gain on sale of investment securities	2,200	-

Expense
Charitable contribution to foundation	-	1,230,500
Other operating expenses	36,363	3,885

Total Other Expenses	36,363	1,234,385

Gain (Loss) before Equity in Undistributed Net Income of Subsidiaries and Income Tax Benefit	260,424	(1,153,716)

Equity in Undistributed Net Income of Subsidiaries	852,112	1,073,993

Income tax (expense) benefit	(102,356)	392,263

Net Income	$1,010,180	$312,540

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2009, 2008 and 2007

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Cash Flows
Years Ended September 30, 2009 and 2008

	Year Ended September 30,	From May 20, 2008 to September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,010,180	$312,540
Undistributed net income of subsidiaries	(852,112)	(1,073,993)
Deferred income taxes, net	144,190	(392,264)
ESOP shares committed to be released	104,321	-
Amortization of discounts on investment securities	(4,493)	-
Net gain on sale of investment securities	(2,200)	-
Dividend payable	83,059	-
Other assets	(314,383)	(41,321)

Net Cash Provided by (Used in) Operating Activities	168,562	(1,195,038)

Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	483,344	-
Purchases of investment securities	(242,669)	(3,975,400)
Calls, sales of investment securities	507,453	-
Loan originations and principal collections, net	94,913	(2,614,747)

Net Cash Provided by (Used in) Investing Activities	843,041	(6,590,147)

Cash Flows from Financing Activities
Proceeds from stock issuance, net of offering costs	-	26,123,394
Investment in subsidiary, net	-	(17,329,037)
Capitalization of Mutual Holding Company	-	(100,000)
Treasury stock repurchase	(19,000)	-
Cash dividends paid	(415,306)	(110,745)

Net Cash (Used in) Provided by Financing Activities	(434,306)	8,583,612

Net Increase in Cash and Cash Equivalents	577,297	798,427

Cash and Cash Equivalents - Beginning	798,427	-

Cash and Cash Equivalents - Ending	$1,375,724	$798,427

Since Malvern Federal Bancorp, Inc. was formed on May 19, 2008, no condensed financial information is presented for October 1, 2007 through May 19, 2008, or for fiscal year ending September 30, 2007.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A(T).  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Securities and Exchange Act of 1934 Rules 13(a)-15(f).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. An adequate system of internal control encompasses the processes and procedures that have been established by management to, among other things:

●	Maintain records that accurately reflect the Company’s transactions;

●	Prepare financial statements and footnote disclosures in accordance with GAAP that can be relied upon by external users;

●	Prevent and detect unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect of the financial statements.

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a temporary rule of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report on Form 10-K.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive  proxy statement for the 2010 Annual Meeting of Stockholders to be held in January 2010 (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)       The following financial statements are incorporated by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Income
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

     (2)       All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Charter of Malvern Federal Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.	(2)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(3)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(3)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and David Prizer*	(3)
10.4	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Edward P. Shanaughy, II*	(3)
10.5	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(3)
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Ronald Anderson*	(3)
10.7	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(3)
10.8	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Gerard M. McTear, Jr.*	(3)
10.9	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and William E. Hughes, Jr.*	(3)
10.10	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Ronald Anderson*	(4)
10.11	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Dennis Boyle*	(4)
10.12	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Gerard M. McTear, Jr.*	(4)
10.13	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and William E. Hughes, Jr.*	(4)
10.14	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Richard J. Fuchs*	(5)
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Federal Bancorp’s registration statement on Form S-1, filed December 19, 2007 (SEC File No. 333-148169).

(2)
Incorporated by reference from the like-numbered exhibit included in the Pre-Effective Amendment No. 1 to Malvern Federal Bancorp’s registration statement on Form S-1, filed January 31, 2008 (SEC File No. 333-148169).

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, Rated as of December 16, 2008 and filed December 16, 2008 (SEC File No. 001-34051).

(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of August 5, 2008 and filed August 11, 2008 (SEC File No. 001-34051).

(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of September 1, 2009 and filed September 3, 2009 (SEC File No. 001-34051).

(b) Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c) Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

December 15, 2009	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ronald Anderson	Director, President and Chief Executive Officer (principal executive officer)	December 15, 2009
Ronald Anderson

/s/ F. Claire Hughes, Jr.	Chairman of the Board	December 15, 2009
F. Claire Hughes, Jr.

/s/ John B. Yerkes, Jr.	Vice Chairman of the Board	December 15, 2009
John B. Yerkes, Jr.

/s/ Joseph E. Palmer, Jr.	Director	December 15, 2009
Joseph E. Palmer, Jr.

/s/ David R. Prizer	Director	December 15, 2009
David R. Prizer

/s/ Edward P. Shanaughy, II	Director	December 15, 2009
Edward P. Shanaughy, II

/s/ Kristin S. Camp	Director	December 15, 2009
Kristin S. Camp

/s/ George E. Steinmetz	Director	December 16, 2009
George E. Steinmetz

/s/ Therese Woodman	Director	December 15, 2009
Therese Woodman

/s/ Dennis Boyle	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 15, 2009
Dennis Boyle