Form 10-Q
period 2009-12-31
MALVERN FEDERAL BANCORP INC
filed 2010-02-16
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2009

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

    Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of February 16, 2010, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	December 31, 2009	September 30, 2009
Assets
Cash and due from depository institutions	$8,352,357	$10,815,796
Interest bearing deposits in depository institutions	10,170,494	14,508,803

Cash and Cash Equivalents	18,522,851	25,324,599

Investment securities available for sale	25,727,787	27,097,590
Investment securities held to maturity (fair value of $4,863,583 and $4,942,102, respectively)	4,809,263	4,842,176
Restricted stock, at cost	6,566,973	6,566,973
Loans receivable, net of allowance for loan losses of $6,262,570 and $5,717,510, respectively	590,235,603	593,565,338
Other real estate owned	4,447,849	5,874,854
Accrued interest receivable	2,304,365	2,226,206
Property and equipment, net	8,403,467	8,381,962
Deferred income taxes, net	2,777,120	2,331,656
Bank-owned life insurance	13,790,518	13,649,585
Other assets	4,578,289	1,777,629

Total Assets	$682,164,085	$691,638,568

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$23,698,745	$19,314,263
Deposits-interest-bearing	494,761,138	497,196,415

Total Deposits	518,459,883	516,510,678

FHLB line of credit	3,000,000	-
FHLB advances	87,117,605	99,621,045
Advances from borrowers for taxes and insurance	2,475,164	1,227,604
Accrued interest payable	526,138	706,895
Other liabilities	1,241,454	3,729,966

Total Liabilities	612,820,244	621,796,188

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500 at December 31, 2009 and 6,150,500 at September 30, 2009	61,525	61,525
Additional paid-in capital	25,932,543	25,937,027
Retained earnings	46,214,649	46,285,949
Treasury stock—at cost, 50,000 shares at December 31, 2009 and 2,000 shares at September 30, 2009	(476,920)	(19,000)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,408,183)	(2,444,565)
Accumulated other comprehensive income (loss)	20,227	21,444
Total Shareholders’ Equity	69,343,841	69,842,380

Total Liabilities and Shareholders’ Equity	$682,164,085	$691,638,568

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)

	Three Months Ended December 31,
	2009	2008
Interest and Dividend Income

Loans, including fees	$8,410,129	$8,678,487
Investment securities, taxable	246,155	210,446
Investment securities, tax-exempt	11,512	20,882
Interest-bearing cash accounts	5,699	5,506

Total Interest and Dividend Income	8,673,495	8,915,321

Interest Expense

Deposits	2,834,021	3,513,859
Short-term borrowings	1,527	1,281
Long-term borrowings	1,115,008	1,331,953

Total Interest Expense	3,950,556	4,847,093

Net Interest Income	4,722,939	4,068,228

Provision for Loan Losses	945,000	445,000

Net Interest Income after Provision for Loan Losses	3,777,939	3,623,228

Other Income

Service charges and other fees	384,494	303,590
Rental income	64,865	63,386
Gain on sale of investment securities available for sale, net	-	17,796
Gain on sale of other real estate owned, net	16,882	-
Earnings on bank-owned life insurance	140,933	86,470

Total Other Income	607,174	471,242

Other Expenses

Salaries and employee benefits	1,666,719	1,558,300
Occupancy expense	452,740	442,905
Federal deposit insurance premiums	637,840	81,677
Advertising	221,305	152,876
Data processing	394,539	306,745
Professional fees	242,609	281,663
Other real estate owned expense	427,739	26,802
Other operating expenses	418,101	498,267

Total Other Expenses	4,461,592	3,349,235

Income (loss) before Income tax (benefit) expense	(76,479)	745,235

Income tax (benefit) expense	(88,238)	229,251
Net Income	$11,759	$515,984
Basic Earnings Per Share	$0.00	$0.09
Dividends Declared Per Share	$0.03	$0.04

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, October 1, 2008	$61,525	$25,959,169	$45,663,389	$-	$(2,571,028)	$(277,356)	$68,835,699
Comprehensive Income:

Net Income	-	-	515,984	-	-	-	515,984
Net change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	65,355	65,355
Total Comprehensive Income	-	-	-	-	-	-	581,339

Cash dividend declared ($0.04 per share)	-	-	(110,745)	-	-	-	(110,745)
Committed to be released ESOP shares (3,351 shares)	-	(3,196)	-	-	36,382	-	33,186

Balance, December 31, 2008	$61,525	$25,955,973	$46,068,628	$-	$(2,534,646)	$(212,001)	$69,339,479

Balance, October 1, 2009	$61,525	$25,937,027	$46,285,949	$(19,000)	$(2,444,565)	$21,444	$69,842,380
Comprehensive Income:

Net Income	-	-	11,759	-	-	-	11,759
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	(1,217)	(1,217)
Total Comprehensive Income	-	-	-	-	-	-	10,542

Treasury stock purchased (48,000 shares)	-	-	-	(457,920)	-	-	(457,920)
Cash dividends declared ($0.03 per share)	-	-	(83,059)	-	-	-	(83,059)
ESOP shares committed to be released (3,351 shares)	-	(4,484)	-	-	36,382	-	31,898

Balance, December 31, 2009	$61,525	$25,932,543	$46,214,649	$(476,920)	$(2,408,183)	$20,227	$69,343,841

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$11,759	$515,984
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	208,862	232,886
Provision for loan losses	945,000	445,000
Deferred income taxes (benefit)	(445,007)	26,027
ESOP expense	31,898	33,186
Amortization (accretion) of premiums and discounts on investments securities, net	(154,446)	350,351
Amortization of mortgage servicing rights	6,007	24,500
Net gain on sale of investment securities available for sale	-	(17,796)
Gain on sale of other real estate owned	(16,882)	-
Write down of other real estate owned	359,500	-
(Increase) decrease in accrued interest receivable	(78,159)	270,733
(Decrease) increase in accrued interest payable	(180,757)	389,489
(Decrease) increase in other liabilities	(2,488,512)	300,467
Earnings on bank-owned life insurance	(140,933)	(86,470)
(Increase) decrease in other assets	210,630	(132,470)
Prepaid FDIC assessment	(3,017,297)	-
Amortization of loan origination fees and costs	(106,611)	(174,294)
Net Cash (Used in) Provided by Operating Activities	(4,854,948)	2,177,593

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	69,520	109,911
Investment securities available for sale	3,170,811	449,866
Proceeds from sales, investment securities available for sale	-	1,143,619
Purchases of investment securities available for sale	(1,684,843)	(1,642,163)
Loan purchases	(6,162,390)	(15,396,557)
Loan originations and principal collections, net	8,653,736	(5,580,950)
Proceeds from sale of other real estate owned	1,084,387	-
Purchase of other real estate owned	-	(780,281)
Purchases of bank-owned life insurance	-	(5,000,000)
Net decrease in FHLB stock	-	328,700
Purchases of property and equipment	(230,367)	(332,826)
Net Cash Provided by (Used in) Investing Activities	4,900,854	(26,700,681)

Cash Flows from Financing Activities
Net increase in deposits	1,949,205	22,428,770
Net increase (decrease) in short-term borrowings	3,000,000	(500,000)
Proceeds from long-term borrowings	3,000,000	5,000,000
Repayment of long-term borrowings	(15,503,440)	(4,590,726)
Increase in advances from borrowers for taxes and insurance	1,247,560	1,002,638
Cash dividends paid	(83,059)	(110,745)
Treasury stock purchased	(457,920)	-
Net Cash (Used in) Provided by Financing Activities	(6,847,654)	23,229,937

Net Decrease in Cash and Cash Equivalents	(6,801,748)	(1,293,151)

Cash and Cash Equivalents - Beginning	25,324,599	12,922,297

Cash and Cash Equivalents - Ending	$18,522,851	$11,629,146

Supplementary Cash Flows Information
Interest paid	$4,131,313	$4,457,604

Income taxes paid	$-	$-

Non-cash transfer of loans to foreclosed real estate	$-	$2,525,800

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company, formed on September 26, 2008 for the purpose of managing certain investment securities, provide various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s seven full-service branches in Chester County, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of December 31, 2009 and September 30, 2009, SAMG’s total assets were $34,709 and $34,709, respectively.  There was no income reported for SAMG for the three months ended December 31, 2009.  The net loss of SAMG for the three month ended December 31, 2008 was $425.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On May 19, 2008 Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock.  In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation.  The Mutual Holding Company is a federally chartered mutual holding company.  The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision (“OTS”).  Malvern Federal Mutual Holding Company became the owner of 55% of Malvern Federal Bancorp’s outstanding common stock immediately after the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc.  In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  The offering resulted in approximately $26.0 million in net proceeds.  An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock.  Principal and interest payments on the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at December 31, 2009 and September 30, 2009 and for the three months ended December 31, 2009 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries, including Malvern Federal Savings Bank and its subsidiaries, and Malvern Federal Holdings, Inc..  For the three months ended December 31, 2008, the consolidated financial statements are of Malvern Federal Savings Bank and its subsidiary, Strategic Asset Management Group, Inc.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, statement of income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States.   However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010, or any other period.

The Company has evaluated subsequent events and transactions through February 16, 2010, the date the unaudited consolidated financial statements were issued, for potential recognition or disclosure herein.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester County, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by, among other factors, the region’s economy.

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $5,371,000 and $6,652,000 at December 31, 2009 and September 30, 2009, respectively.

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At December 31, 2009 and September 30, 2009, the Company had no investment securities classified as trading.  Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each statement of financial condition date.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

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

There were no loans held for sale at December 31, 2009 and September 30, 2009.

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

Other Real Estate Owned

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the previously established carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses from other real estate owned.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of December 31, 2009 and September 30, 2009, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $84,276 and $82,993, for the three months ended December 31, 2009 and 2008, respectively.

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $785,102 and $749,317 at December 31, 2009 and September 30, 2009, respectively.  The expense associated with the Plans for the three months ended December 31, 2009 and 2008 was $35,785 and $35,078, respectively.

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

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes, on October 1, 2008. Previously, the Company had accounted for tax contingencies in accordance with ASC 450, Accounting for Contingencies. As required by ASC 740, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the adoption of ASC 740, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended December 31:

	2009	2008

Unrealized holding gains (losses) on available for sale securities	$(1,674)	$148,689
Reclassification adjustment for gains included in net income	(800)	(17,796)
Net Unrealized Gains (losses)	(2,474)	130,893

Income tax effect	(1,257)	65,538
Net of Tax Amount	$(1,217)	$65,355

Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value”, which updates ASC 820-10, “Fair Value Measurements and Disclosures”. The updated guidance clarifies that the fair value of a liability can be measured in relation to the quoted price of the liability when it trades as an asset in an active market, without adjusting the price for restrictions that prevent the sale of the liability. This guidance is effective beginning October 1, 2009. The adoption of this guidance did not have an impact on the Company’s valuation techniques for measuring liabilities at fair value.

In December 2009, FASB ASC 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

In December 2009, FASB ASC 860, “Transfers and Servicing”, was amended to eliminate the concept of a “qualifying special-purpose entity” and change the requirements for derecognizing financial assets. The amendment requires additional disclosures intended to provide greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This updated guidance is effective for fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of December 31, 2009 and for the three months ended December 31, 2009 and December 31, 2008  the Company had not issued and did not have any outstanding CSEs and at the present time, the Bank’s capital structure has no potential dilutive securities.  For the three months ended December 31, 2009 and 2008, basic earnings per share is shown below

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2009	2008

Net Income	$11,759	$515,984

Weighted average shares outstanding	6,122,315	6,152,500
Average unearned ESOP shares	(221,610)	(235,014)
Weighted average shares outstanding – basic	5,900,705	5,917,486

Earnings per share - basic	$0.00	$0.09

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three months ended December 31, 2009 and 2008, there were 3,351 and 3,351 shares committed to be released, respectively, and ESOP expense was $31,898 and $33,186, respectively.  At December 31, 2009, there were 219,957 unallocated shares held by the ESOP which had an aggregate fair value of approximately $2.1 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

Investment securities available for sale at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$999,700	$6,745	$-	$1,006,445
U.S. government agencies	4,049,397	11,437	(2,054)	4,058,781
FHLB notes	3,997,499	50,777	(1)	4,048,275
State and municipal obligations	1,560,893	10,000	(21,937)	1,548,956
Single issuer trust preferred security	1,000,000	-	(287,450)	712,550
Corporate debt securities	1,473,391	34,234	(1,869)	1,505,756

	13,080,880	113,194	(313,311)	12,880,763
Mortgage-backed securities:
FNMA:
Adjustable	4,008,323	153,528	(23)	4,161,828
Fixed	1,936,431	29,569	-	1,966,000
Balloon	373,306	6,172	-	379,478
FHLMC:
Adjustable	1,040,013	14,116	(1,025)	1,053,104
Fixed	570,185	35,951	-	606,136
GNMA, adjustable	184,090	2,331	-	186,421
CMO, fixed-rate	4,503,912	7,874	(17,729)	4,494,057

	12,616,260	249,541	(18,777)	12,847,024

	$25,697,140	$362,735	$(332,088)	$25,727,787

At December 31, 2009 and September 30, 2009, all of the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)
	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$999,480	$11,457	$-	$1,010,937
U.S. government agencies	5,448,761	25,241	-	5,474,002
FHLB notes	3,496,874	71,251	-	3,568,125
State and municipal obligations	1,767,569	9,038	(17,363)	1,759,244
Single issuer trust preferred security	1,000,000	-	(361,580)	638,420
Corporate debt securities	1,288,429	37,236	-	1,325,665

	14,001,113	154,223	(378,943)	13,776,393
Mortgage-backed securities:
FNMA:
Adjustable	4,545,602	151,558	(627)	4,696,533
Fixed	2,093,663	40,543	-	2,134,206
Balloon	432,342	4,500	-	436,842
FHLMC:
Adjustable	1,105,739	11,059	(1,233)	1,115,565
Fixed	667,911	46,362	-	714,273
GNMA, adjustable	203,378	2,199	-	205,577
CMO, fixed-rate	4,015,521	13,126	(10,446)	4,018,201

	13,064,156	269,347	(12,306)	13,321,197

	$27,065,269	$423,570	$(391,249)	$27,097,590

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at December 31, 2009 and September 30, 2009 consisted of the following:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$287,526	$7,297	$-	$294,823
GNMA, fixed	2,234	211	-	2,445
FNMA, fixed	4,519,503	81,003	(34,191)	4,566,315

	$4,809,263	$88,511	$(34,191)	$4,863,583

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$298,049	$7,025	$-	$305,074
GNMA, fixed	2,236	166	-	2,402
FNMA, fixed	4,541,891	92,735	-	4,634,626

	$4,842,176	$99,926	$-	$4,942,102

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at December 31, 2009 and September 30, 2009 that were in an unrealized loss position.

	December 31, 2009
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
FHLB Notes	$499,980	$(1)	$-	$-	$499,980	$(1)
U.S. government obligations	747,892	(2,054)	-	-	747,892	(2,054)
State and municipal obligations	355,436	(3,937)	27,000	(18,000)	382,436	(21,937)
Single issuer trust preferred security	-	-	712,550	(287,450)	712,550	(287,450)
Corporate security	186,893	(1,869)	-	-	186,893	(1,869)
Mortgage-backed securities:
FNMA:
Adjustable	64,481	(18)	2,987	(5)	67,468	(23)
FHLMC:
Adjustable	30,654	(222)	129,836	(803)	160,490	(1,025)
CMO, fixed-rate	3,023,556	(17,729)	-	-	3,023,556	(17,729)

	$4,908,892	$(25,830)	$872,373	$(306,258)	$5,781,265	$(332,088)

Investment Securities Held to Maturity
Mortgage-backed securities:
FNMA, fixed	$2,326,158	$(34,191)	$-	$-	$2,326,158	$(34,191)
	$2,326,158	$(34,191)	$-	$-	$2,326,158	$(34,191)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2009
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

As of December 31, 2009, the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2009, the Company held one FHLB agency, two U.S. government agencies, three tax-free municipals, 11 mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell or expects that it is more likely than not that it will not be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2009 represents other-than-temporary impairment.

During the quarter ended December 31, 2009, the gross unrealized loss of the single issuer trust preferred security improved by $74,130 from an unrealized loss at September 30, 2009 of $361,580 to an unrealized loss of $287,450 as of December 31, 2009. The stability of the underlying credit and the financial markets has contributed to this improvement. The historic changes in the economy and interest rates have continued to cause the pricing of agency, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the December 2009 quarter, but slight signs of improvement are beginning to occur. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At December 31, 2009 and September 30, 2009 the Company had no securities pledged to secure public deposits.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2009 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$6,496,892	$6,555,702	$-	$-
Over 1 year through 5 years	5,381,746	5,428,961	-	-
After 5 years through 10 years	1,202,242	896,100	-	-
	13,080,880	12,880,763	-	-

Mortgage-backed securities	12,616,260	12,847,024	4,809,263	4,863,583

	$25,697,140	$25,727,787	$4,809,263	$4,863,583

Note 6 - Loans Receivable

Loans receivable consisted of the following for the periods indicated below:

	At December 31, 2009	At September 30, 2009

Mortgage Loans:
One-to four-family	$246,227,213	$252,307,828
Multi-family	8,009,350	9,613,184
Construction or development	34,641,171	37,507,536
Land loans	3,197,872	3,236,550
Commercial real estate	152,143,623	142,863,313
Total Mortgage Loans	444,219,229	445,528,411

Commercial Loans	14,015,863	15,647,219

Consumer loans:
Home equity lines of credit	20,426,023	19,149,135
Second mortgages	112,918,778	113,943,091
Other	1,148,812	1,142,967
Total Consumer Loans	134,493,613	134,235,193

Total Loans	592,728,705	595,410,823

Deferred loan costs, net	3,769,468	3,872,025
Allowance for loan losses	(6,262,570)	(5,717,510)

	$590,235,603	$593,565,338

Included in loans receivable are nonaccrual loans in the amount of $18,770,190 and $14,194,724 at December 31, 2009 and September 30, 2009, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms was $295,840 and $130,086 for the three months ended December 31, 2009 and 2008, respectively.  There were no loans past due 90 days or more and still accruing interest at December 31, 2009.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable (Continued)

The following is an analysis of the activity in the allowance for loan losses during the periods indicated:

	Three Months Ended December 31, 2009	Three Months Ended December 31, 2008	Year Ended September 30, 2009

Balance at beginning of year	$5,717,510	$5,504,512	$5,504,512

Provision for loan losses	945,000	445,000	2,280,100

Charge-offs	(400,859)	(1,151,074)	(2,096,928)
Recoveries	919	909	29,826

Net Charge-offs	(399,940)	(1,150,165)	(2,067,102)
Balance at end of year	$6,262,570	$4,799,347	$5,717,510

At December 31, 2009 and September 30, 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loan’s collateral.

	December 31, 2009	September 30, 2009

Impaired loans without an allocated valuation allowance	$1,834,795	$10,570,188
Impaired loans with an allocated valuation allowance	5,395,052	3,624,536

Total impaired loans	$7,229,847	$14,194,724
Valuation allowance allocated to impaired loans	$2,207,478	$2,057,318

	Three Months Ended December 31, 2009	Year Ended September 30, 2009

Average impaired loans	$11,278,402	$14,285,848
Interest income recognized on impaired loans	$2,983	$698,270
Cash basis collections on impaired loans	$4,188	$859,681

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status of “well-capitalized.”

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of December 31, 2009
Tangible Capital (to tangible assets)	$62,253,067	9.18%	$	≥10,167,444	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	62,253,067	9.18		≥27,113,183	≥4.00	$	≥33,891,479	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	62,253,067	12.03		≥20,704,842	≥4.00		≥31,057,263	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	66,308,158	12.81		≥41,409,684	≥8.00		≥51,762,105	≥10.00

As of September 30, 2009:
Tangible Capital (to tangible assets)	$62,247,317	9.07%	$	≥10,297,204	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	62,247,317	9.07		≥27,459,211	≥4.00	$	≥34,324,014	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	62,247,317	11.96		≥20,815,426	≥4.00		≥31,223,140	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	65,907,510	12.67		≥41,630,853	≥8.00		≥52,038,566	≥10.00

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements

The table below presents a summary of activity in our other real estate owned during the three months ended December 31, 2009:

	December 31, 2009
	Balance as of September 30, 2009	Additions	Sales, net	Write-downs	Balance as of December 31, 2009

One-to four-family	$1,567,600	$-	$194,116	$-	$1,373,484
Commercial real estate	4,006,291	-	592,041	359,500	3,054,750
Commercial	19,615	-	-	-	19,615
Second mortgages	85,008	-	85,008	-	-
Construction and development	196,340	-	196,340	-	-

Total	$5,874,854	$-	$1,067,505	$359,500	$4,447,849

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2009 and September 30, 2009, the Company did have assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2009 and September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment and Mortgage-backed Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of December 31, 2009 and September 30, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

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

Note 8 - Fair Value Measurements (Continued)

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Debt securities available for sale	$12,880,763	$-	$12,880,763	$-
Mortgage-backed securities available for sale	12,847,024	-	12,847,024	-

Total	$25,727,787	$-	$25,727,787	$-

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Debt securities available for sale	$13,776,393	$-	$13,776,393	$-
Mortgage-backed securities available for sale	13,321,197	-	13,321,197	-

Total	$27,097,590	$-	$27,097,590	$-

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2009 and September 30, 2009:

	December 31, 2009
	Total	Level 1	Level 2	Level 3

Other real estate owned	$4,447,849	$-	$-	$4,447,849
Impaired loans	3,187,574	-	-	3,187,574

Total	$7,635,423	$-	$-	$7,635,423

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Other real estate owned	$5,874,854	$-	$-	$5,874,854
Impaired loans	1,567,218	-	-	1,567,218

Total	$7,460,072	$-	$-	$7,460,072

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents a summary of activity in our other real estate owned during the three months ended December 31, 2009:

	December 31, 2009
	Balance as of September 30, 2009	Additions	Sales, net	Write-downs	Balance as of December 31, 2009

One-to four-family	$1,567,600	$-	$194,116	$-	$1,373,484
Commercial real estate	4,006,291	-	592,041	359,500	3,054,750
Commercial	19,615	-	-	-	19,615
Second mortgages	85,008	-	85,008	-	-
Construction and development	196,340	-	196,340	-	-

Total	$5,874,854	$-	$1,067,505	$359,500	$4,447,849

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2009 and September 30, 2009:

	December 31, 2009		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$18,522,851	$18,522,851	$25,324,599	$25,324,599
Investment securities available for sale	25,727,787	25,727,787	27,097,590	27,097,590
Investment securities held to maturity	4,809,263	4,863,583	4,842,176	4,942,102
Loans receivable	590,235,603	594,540,921	593,565,338	597,729,181
Accrued interest receivable	2,304,365	2,304,365	2,226,206	2,226,206
Restricted stock	6,566,973	6,566,973	6,566,973	6,566,973
Mortgage servicing rights	285,976	285,976	291,983	291,983

Financial liabilities:
Deposits	518,459,883	518,728,017	516,510,678	518,478,826
Short-term borrowings	3,000,000	3,000,000	-	-
Long-term borrowings (FHLB advances)	87,117,605	90,104,201	99,621,045	100,713,237
Accrued interest payable	526,138	526,138	706,896	706,895

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Three Months Ended December 31,
	2009	2008

At federal statutory rate	$(26,003)	$253,380
Adjustments resulting from:
State tax, net of federal benefit	(13,772)	27,104
Tax-exempt interest	(9,121)	(12,467)
Low-income housing credit	(10,226)	(10,226)
Earnings on bank-owned life insurance	(37,072)	(29,400)
Other	7,956	860

	$(88,238)	$229,251

The Company’s effective tax rate was 115.38%, and 30.767% at December 31, 2009 and 2008, respectively.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the Office of Thrift Supervision (the “OTS”), as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OTS may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition at December 31, 2009 and September 30, 2009

The Company’s total assets amounted to $682.2 million at December 31, 2009 compared to $691.6 million at September 30, 2009. The primary reasons for the decrease in assets during the first three months of fiscal 2010 were decreases of $3.3 million in net loans receivable and of $6.8 million in cash and cash equivalents at December 31, 2009 compared to September 30, 2009, which were partially offset by an increase of $2.8 million in other assets at December 31, 2009.  The increase in other assets at December 31, 2009 was primarily due to a $3.0 million prepayment of our deposit insurance assessment as mandated by the FDIC for all federally insured depository institutions.

At December 31, 2009, the Company’s total other real estate owned (“OREO”) amounted to $4.4 million compared to $5.9 million at September 30, 2009.  The $1.5 million decrease in OREO at December 31, 2009 compared to September 30, 2009 was due primarily to sales of a construction or development property, a one-to four-family residential property, and a commercial real estate property, as well as a $360,000 reduction in the fair value of one commercial real estate property located in Pottstown, PA, which was reflected in other real estate owned expense for the quarter.

Our total liabilities at December 31, 2009, amounted to $612.8 million compared to $621.8 million at September 30, 2009.  The $9.0 million, or 1.4% decrease in total liabilities was due primarily to a $12.5 million decrease in long-term borrowings which was partially offset by a $3.0 million increase in the outstanding balance on our FHLB line of credit.  There was also a $2.5 million decrease in other liabilities at December 31, 2009 which was primarily due to a $2.3 million order to purchase certain investment securities which had not been settled as of September 30, 2009 and which settled in October 2009 upon delivery of the securities.  Our total deposits increased by $1.9 million in the quarter and amounted to $518.5 million at December 31, 2009 compared to $516.5 million at September 30, 2009.

Shareholders’ equity decreased by $499,000 to $69.3 million at December 31, 2009 compared to $69.8 million at September 30, 2009 primarily due to purchase of 48,000 shares of treasury stock for an aggregate of $458,000 during first three months of fiscal 2010.  We have repurchased a total of 50,000 shares under our share repurchase program that was announced on May 7, 2009.  As we have previously indicated, while we will continue to assess stock repurchase opportunities, we expect that limited additional repurchases will be made in fiscal 2010 in light of, among other factors, the regulatory capital requirements of the Bank.  Retained earnings decreased by $71,000 to $46.2 million as of December 31, 2009.  This was due to the net income of $12,000 for the three months ended December 31, 2009 being offset by the payment of $83,000 in the aggregate in cash dividends on our common stock during the first quarter of fiscal 2010.

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

	December 31, 2009	September 30, 2009
	(Dollars in Thousands)

Non-accruing loans:
One-to four-family	$7,631	$3,809
Multi-family	445	-
Commercial real estate	961	785
Construction or development	7,051	7,086
Commercial	56	35
Home equity lines of credit	458	407
Second mortgages	2,153	2,072
Other	15	1
Total non-accruing	18,770	14,195
Troubled debt restructurings	81	81
Total non-performing loans	18,851	14,276
Other real estate owned and other foreclosed assets:
One-to four-family	1,373	1,568
Commercial real estate	3,055	4,006
Commercial	20	20
Second mortgages	-	85
Construction or development	-	196
Total	4,448	5,875
Total non-performing assets	$23,299	$20,151
Ratios:
Non-performing loans as a percent of gross loans	3.18%	2.40%
Non-performing assets as a percent of total assets	3.42%	2.91%

The Company’s total non-performing assets amounted to $23.3 million at December 31, 2009, a $3.1 million increase compared to total non-performing assets at September 30, 2009.  The increase in non-performing assets at December 31, 2009 was due to an increase in the amount of the Company’s non-accruing loans. There were no loans past due 90 days or more and still accruing interest at December 31, 2009 or September 30, 2009. At December 31, 2009, the Company had $7.6 million of non-accruing single-family mortgage loans, comprised of 17 loans, compared to 12 non-accruing single-family mortgage loans, with an aggregate carrying value of $3.8 million at September 30, 2009.  At December 31, 2009, the Company had $961,000 of non-accruing commercial real estate loans compared to $785,000 of non-accruing commercial real estate loans at September 30, 2009.  The Company’s non-accruing commercial real estate loans at December 31, 2009 were comprised of an aggregate of three loans secured by properties located in Chester County, Pennsylvania and surrounding areas. At December 31, 2009, the Company had $445,000 of non-accruing multi-family loans compared to no non-accruing multi-family loans at September 30, 2009.   The Company’s non-accruing multi-family loans at December 31, 2009 were comprised of three loans for one multi-family property located in Chester County, Pennsylvania.  The increase in the amounts of the Company’s non-accruing loans primarily reflects the continuing effects of the recession in the Company’s market area.  The Company is continuing its efforts to resolve its non-performing assets without additional loss.

The Company’s total OREO amounted to $4.4 million at December 31, 2009 compared to $5.9 million at September 30, 2009.  The $1.5 million decrease in OREO at December 31, 2009 compared to September 30, 2009 was due primarily to sales of a construction or development property, a one-to four-family residential property with a carrying value of $196,000 at the time of sale, and a commercial property with a carrying value of $592,000 at the time of sale, as well as a $360,000 reduction in the fair value of one commercial real estate property located in Pottstown, PA, which was reflected in other real estate owned expense for the quarter.

In addition to an increase in the amount of its non-performing assets at December 31, 2009 compared to September 30, 2009, the amount of the Company’s performing but delinquent loans ( loans delinquent 31 to 89 days) increased to $11.7 million at December 31, 2009 from $8.5 million at September 30, 2009.  The Company is  attempting to work with its borrowers to bring these loans current, but no assurance can be given that there may not be further increases in the Company’s non-accruing loans.

Comparison of Our Operating Results for the Three Ended December 31, 2009 and 2008

General.  Our net income was $12,000 for the three months ended December 31, 2009 compared to net income of $516,000 for the three months ended December 31, 2008.  On a per share basis, net income was $0.00 per share for the quarter ended December 31, 2009, compared to net income of $0.09 per share for the quarter ended December 31, 2008. The primary reasons for the $504,000, or 97.7% decrease in our net income in the first quarter of fiscal 2010 compared to fiscal 2009 were increases in other expenses of $1.1 million and in the provision for loan losses of $500,000, which were partially offset by a $654,000 increase in net interest income, a $137,000 increase in other income and a $317,000 decrease in income taxes. The increase in other expenses primarily was the result of a $556,000 increase in federal deposit insurance premium and a $428,000 increase in real estate owned expense, along with smaller increases in salaries and employee benefits expense, advertising and deposit processing costs. Our interest rate spread of 2.68% and net interest margin of 2.89% for the three months ended December 31, 2009 increased when compared to a net interest spread of 2.19% and a net interest margin of 2.58% for the three months ended December 31, 2008.

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

	Three Months Ended December 31,
	2009			2008
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$604,930	$8,410	5.56%	$591,510	$8,679	5.87%
Investment securities	31,096	257	3.32	26,350	231	3.51
Deposits in other banks	11,148	6	0.23	5,846	5	0.34
FHLB stock	6,567	-	0.00	6,351	-	0.00
Total interest-earning assets	653,741	8,673	5.32	630,057	8,915	5.66%
Non-interest-earning assets	35,907			22,596
Total assets	$689,648			$652,653

Interest Bearing Liabilities:
Demand and NOW accounts	$95,081	303	1.28	$55,971	209	1.50
Money market accounts	61,618	161	1.04	59,392	343	2.31
Savings accounts	39,376	29	0.28	37,605	50	0.53
Time deposits	306,442	2,341	3.04	297,431	2,912	3.92
Total deposits	502,517	2,834	2.24	450,399	3,514	3.12
FHLB borrowings	92,941	1,117	4.80	107,712	1,333	4.95
Total interest-bearing liabilities	595,458	3,951	2.64	558,111	4,847	3.47
Non-interest-bearing liabilities	24,642			24,238
Total liabilities	620,100			582,349
Shareholders’ Equity	69,548			70,304
Total liabilities and shareholders’ equity	$689,648			$652,653
Net interest-earning assets	$58,283			$71,946
Net interest income; average interest rate spread		$4,722	2.68%		$4,068	2.19%
Net interest margin (2)			2.89%			2.58%
Average interest-earning assets to average interest-bearing liabilities	109.79%			112.89%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  The Company’s interest and dividend income decreased by $242,000 in the three month period ended December 31, 2009 compared to the three month period ended December 31, 2008.  Interest income earned decreased in the three months ended December 31, 2009 over the prior comparable period in fiscal 2009 due primarily to declining yields on loans and investment securities.  During the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, the average yield on the Company’s loan portfolio decreased by 31 basis points to 5.56%.  However, the average balance of loans receivable increased by $13.4 million, or 2.3% in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, due primarily to growth in the Company’s commercial real estate loans and home equity line of credit loans.  Average yields on investment securities decreased to 3.32% for the three months ended December 31, 2009 from 3.51% for the same period ended 2009. The average balances of investment securities increased by $4.7 million during the three months ended December 31, 2009 compared to the comparable prior year period.

Interest Expense.  The Company’s interest expense for the three month period ended December 31, 2009 was $4.0 million, a decrease of $896,000 from the three month period ended December 31, 2008. The Company had a $680,000 decrease in interest expense on total deposits and a $216,000 decrease in interest on FHLB borrowings during the first quarter of fiscal 2010 compared to the first quarter in fiscal 2009. The average rate paid on deposits decreased to 2.24% for the three months ended December 31, 2009 from 3.12% for the same period in fiscal 2009, and the average rate paid on borrowed funds decreased to 4.80% in the first quarter of fiscal 2010 compared to 4.95% in the first quarter of fiscal 2009 due to the repayment of approximately $15.0 million in relatively higher-costing long-term FHLB borrowings.  During the remaining three quarters of fiscal 2010, an additional $30.0 million of our FHLB advances, with a weighted average interest rate of 6.34%, are scheduled to mature.

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

The provision for loan losses was $945,000 for the quarter ended December 31, 2009 compared to $445,000 for the quarter ended December 31, 2008. The Company had approximately $400,000 of net charge-offs to the allowance for loan losses in the three months ended December 31, 2009.  At December 31, 2009 the Company’s total non-performing loans amounted to $18.9 million, or 3.18% of total loans, compared to $14.3 million, or 2.40% of total loans at September 30, 2009, and $7.5 million, or 1.27% of total loans, at December 31, 2008.  The $4.6 million increase in non-performing loans during the first quarter of fiscal year 2010 was due primarily to a $3.8 million increase in non-performing single-family residential mortgage loans, a $445,000 increase in non-performing multi-family residential mortgage loans and a $176,000 increase in non-performing commercial real estate loans. At December 31, 2009, the Company’s allowance for loan losses amounted to $6.3 million or 33.22% of non-performing loans and 1.06% of total loans, compared to $5.7 million or 40.05% of non-performing loans and 0.96% of total loans at September 30, 2009.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three Months Ended December 31,		For the Year Ended September 30,
	2009	2008	2009
	(Dollars in Thousands)

Balance at beginning of period	$5,718	$5,505	$5,505
Provision for loan losses	945	445	2,280

Charge-offs:
Mortgage:
One-to four-family	10	-	124
Multi-family	-	-	-
Commercial real estate	-	-	-
Construction or development	160	-	-
Land loans	-	-	-
Commercial:
Real estate	-	1,152	1,760
Other	-	-	-
Consumer:
Home equity lines of credit	168	-	-
Second mortgages	63	-	153
Other	-	-	60
Total charge-offs	401	1,152	2,097
Recoveries:
Mortgage:
One-to four-family	-	-	-
Multi-family	-	-	-
Commercial real estate	-	-	25
Construction or development	-	-	-
Land loans	-	-	-
Commercial	-	-	-
Total recoveries	-	-	25
Consumer:
Home equity lines of credit	-	-	-
Second mortgages	-	-	-
Other	1	1	5
Total recoveries	1	1	30

Net charge-offs	400	1,151	2,067
Balance at end of period	$6,263	$4,799	$5,718

Ratios:
Ratio of allowance for loan losses to non-performing loans	33.22%	64.05%	40.05%
Ratio of net charge-offs to average loans outstanding annualized	0.26%	0.78%	0.35%
Ratio of net charge-offs to total allowance for loan losses annualized	25.54%	95.94%	36.15%

Other Income.  Our total other, or non-interest income, was $608,000 for the three months ended December 31, 2009 compared to $471,000 for the three months ended December 31, 2008.  The $137,000 increase in other income was due to an aggregate increase of $83,000 in the amount of service charges and other fees and rental income, a $17,000 net gain in the sale of other real estate owned, as well as a $54,000 increase in earnings on bank owned life insurance, which were partially offset by a $17,000 decrease in net gain on the sale of investment securities.  Service charge income increased due to an increase in core deposits mostly attributable to the Rewards Plus Checking product offered in late fiscal 2008.  The increase in BOLI income was due to additional BOLI purchase of $5.0 million at the end of the first quarter of fiscal 2008.

Other Expenses.  Other, or non-interest, expenses of the Company increased by $1.1 million in the quarter ended December 31, 2009 over the comparable prior year period. Other expenses in the three months ended December 31, 2009 reflect increased salary and benefit expense of $108,000 and a $556,000 increase in federal deposit insurance premiums due primarily to the absence of a premium credit which was available in the first quarter of fiscal 2008 and an increase in assessment rates implemented in February 2009.  We estimate that our quarterly assessment for federal deposit insurance premiums for the remainder of fiscal 2010, as determined by the FDIC prepayment schedule, will be approximately $210,000 per quarter. The increase in other operating expenses in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 also reflects a $428,000 increase in real estate owned expense as well as increased advertising and deposit processing costs which were partially offset by reductions in professional services and other operating expenses.

Income Tax Expense.  Our income tax benefit was $88,000 for the three months ended December 31, 2009 compared to income tax expense of $229,000 for the three months ended December 31, 2008.  The increase in tax benefit for the first quarter in fiscal 2010 was due a pre-tax loss in the current period along with the tax benefits from BOLI income and interest income on tax free municipal securities.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2009, our cash and cash equivalents amounted to $18.5 million.  In addition, at such date our available for sale investment securities amounted to $25.7 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2009, we had certificates of deposit maturing within the next 12 months amounting to $195.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the three months ended December 31, 2009, the average balance of our outstanding FHLB advances was $92.9 million.  At December 31, 2009, we had $87.1 million in outstanding long-term FHLB advances and we had $256.1 million in additional FHLB advances available to us.  In addition, at December 31, 2009, we had a $50.0 million in line of credit with the FHLB, of which $3.0 million was outstanding at such date and $47.0 million additional was available.

  The following table summarizes our contractual cash obligations at December 31, 2009.

	Payments Due by Period
	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years	Total
	(In Thousands)
Long-term debt obligations	$36,281	$2,837	$-	$48,000	$87,118
Certificates of deposit	195,002	82,087	7,598	17,311	301,998
Operating lease obligations	84	168	168	21	441
Total contractual obligations	$231,367	$85,092	$7,7766	$65,332	$389,557

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  There has been no material change in the Company’s asset and liability position since September 30, 2009.

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

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchase of its common stock made during the quarter are set forth in the following table:

			Total Number
			of Shares	Maximum
			Purchased as Part of	Number of Shares
			Publicly	that May Yet
	Total Number	Average Price	Announced	be Purchased
	Of Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Program	or Program (1)

October 1 – October 31, 2009	8,000	$9.58	8,000	128,000
November 1 – November 30, 2009	40,000	9.53	40,000	88,000
December 1 – December 31, 2009	-	-	-	88,000

Total	48,000	$9.54	48,000	88,000

(1)  On May 7, 2009, the Company announced that its Board of Directors approved the repurchase of up to 138,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Malvern Federal Mutual Holding Company.  While we continue to assess our repurchase opportunities, we expect that limited repurchases will be undertaken under the repurchase program in fiscal 2010 in light of, among other factors, the regulatory capital requirements of the Bank.  The repurchase program is scheduled to terminate as of May 7, 2010.

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

MALVERN FEDERAL BANCORP, INC.

February 16, 2010	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

February 16, 2010	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer