Form 10-Q
period 2010-03-31
MALVERN FEDERAL BANCORP INC
filed 2010-05-14
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2010

or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of May 14, 2010, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2010	September 30, 2009

Assets

Cash and due from depository institutions	$8,511,896	$10,815,796
Interest bearing deposits in depository institutions	31,134,612	14,508,803
Cash and Cash Equivalents	39,646,508	25,324,599
Investment securities available for sale	30,741,658	27,097,590
Investment securities held to maturity (fair value of $4,859,210 and $4,942,102, respectively)	4,779,072	4,842,176
Restricted stock, at cost	6,566,973	6,566,973
Loans receivable, net of allowance for loan losses of $8,241,042 and $5,717,510, respectively	578,014,079	593,565,338
Other real estate owned	4,023,967	5,874,854
Accrued interest receivable	2,119,740	2,226,206
Property and equipment, net	8,327,659	8,381,962
Deferred income taxes, net	3,726,147	2,331,656
Bank-owned life insurance	13,926,868	13,649,585
Other assets	4,401,526	1,777,629

Total Assets	$696,274,197	$691,638,568

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$17,763,175	$19,314,263
Deposits-interest-bearing	524,963,640	497,196,415
Total Deposits	542,726,815	516,510,678
FHLB advances	81,527,869	99,621,045
Advances from borrowers for taxes and insurance	2,176,788	1,227,604
Accrued interest payable	445,515	706,895
Other liabilities	1,294,650	3,729,966
Total Liabilities	628,171,637	621,796,188

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding:
6,102,500 at March 31, 2010 and 6,150,500 at September 30, 2009	61,525	61,525
Additional paid-in capital	25,928,021	25,937,027
Retained earnings	44,909,424	46,285,949
Treasury stock—at cost, 50,000 shares at March 31, 2010 and 2,000 shares at September 30, 2009	(476,920)	(19,000)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,371,800)	(2,444,565)
Accumulated other comprehensive income	52,310	21,444
Total Shareholders’ Equity	68,102,560	69,842,380

Total Liabilities and Shareholders’ Equity	$696,274,197	$691,638,568

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Interest and Dividend Income

Loans, including fees	$7,951,817	$8,243,278	$16,361,946	$16,921,765
Investment securities, taxable	239,088	205,642	485,243	416,088
Investment securities, tax-exempt	9,462	21,207	20,974	42,089
Interest-bearing cash accounts	9,245	19,451	14,944	24,957
Total Interest and Dividend Income	8,209,612	8,489,578	16,883,107	17,404,899

Interest Expense

Deposits	2,437,393	3,398,075	5,271,414	6,911,934
Short-term borrowings	6,267	7,418	7,794	8,699
Long-term borrowings	922,925	1,280,316	2,037,933	2,612,269
Total Interest Expense	3,366,585	4,685,809	7,317,141	9,532,902

Net Interest Income	4,843,027	3,803,769	9,565,966	7,871,997

Provision for Loan Losses	3,637,000	462,423	4,582,000	907,423
Net Interest Income after Provision for Loan Losses	1,206,027	3,341,346	4,983,966	6,964,574

Other Income

Service charges and other fees	374,940	326,018	759,434	656,410
Rental income	62,500	63,580	127,365	126,966
Gain on sale of investment securities available for sale, net	-	9,410	-	27,206
Gain on disposal of fixed assets	-	8,200	-	8,200
Loss on sale of other real estate owned, net	(33,929)	-	(17,047)	-
Earnings on bank-owned life insurance	136,350	149,690	277,283	236,160
Total Other Income	539,861	556,898	1,147,035	1,054,942

Other Expense

Salaries and employee benefits	1,466,308	1,525,717	3,133,027	3,084,017
Occupancy expense	487,657	513,584	940,397	956,489
Federal deposit insurance premium	229,886	86,653	867,726	168,330
Advertising	217,547	209,386	438,852	362,262
Data processing	380,861	278,356	775,400	585,101
Professional fees	275,699	224,758	518,308	506,421
Other real estate owned expense	365,512	57,799	793,251	59,760
Other operating expenses	414,106	510,099	832,207	1,060,009
Total Other Expenses	3,837,576	3,406,352	8,299,168	6,782,389

Income (loss) before Income tax (benefit) expense	(2,091,688)	491,892	(2,168,167)	1,237,127

Income tax (benefit) expense	(866,521)	120,486	(954,759)	349,737

Net Income (loss)	$(1,225,167)	$371,406	$(1,213,408)	$887,390

Basic Earnings (Loss) Per Share	$(0.21)	$0.06	$(0.21)	$0.15

Dividends Declared Per Share	$0.03	$0.04	$0.06	$0.08

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, October 1, 2008	$61,525	$25,959,169	$45,663,389	$-	$(2,571,028)	$(277,356)	$68,835,699
Comprehensive Income:
Net Income	-	-	887,390	-	-	-	887,390
Net Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment	-	-	-	-	-	27,197	27,197
Total Comprehensive Income	-	-	-	-	-	-	914,587
Cash dividends declared ($0.08 per share)	-	-	(221,489)	-	-	-	(221,489)
Committed to be released ESOP shares (6,701 shares)	-	(10,444)	-	-	72,763	-	62,319
Balance, March 31, 2009	$61,525	$25,948,725	$46,329,290	$-	$(2,498,265)	$(250,159)	$69,591,116

Balance, October 1, 2009	$61,525	$25,937,027	$46,285,949	$(19,000)	$(2,444,565)	$21,444	$69,842,380
Comprehensive Income:
Net Loss	-	-	(1,213,408)	-	-	-	(1,213,408)
Net Change in unrealized gain on securities available for sale, net of taxes	-	-	-	-	-	30,866	30,866
Total Comprehensive Loss	-	-	-	-	-	-	(1,182,542)
Treasury stock purchased (48,000 shares)	-	-	-	(457,920)	-	-	(457,920)
Cash dividends declared ($0.06 per share)	-	-	(163,117)	-	-	-	(163,117)
Committed to be released ESOP shares (6,702 shares)	-	(9,006)	-	-	72,765	-	63,759
Balance, March 31, 2010	$61,525	$25,928,021	$44,909,424	$(476,920)	$(2,371,800)	$52,310	$68,102,560

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(1,213,408)	$887,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	408,515	471,767
Provision for loan losses	4,582,000	907,423
Deferred income taxes (benefit)	(1,410,561)	(244,916)
ESOP expense	63,759	62,319
Amortization (accretion) of premiums and discounts on investments securities, net	(163,125)	(76,451)
Amortization of mortgage servicing rights	31,562	45,163
Net gain on sale of investment securities available for sale	-	(27,206)
Net gain on disposal of fixed assets	-	(8,200)
Loss on sale of other real estate owned	17,047	-
Write down of other real estate owned	671,782	-
Decrease in accrued interest receivable	106,466	250,268
(Decrease) increase in accrued interest payable	(261,380)	244,650
(Decrease) increase in other liabilities	(2,435,316)	94,364
Earnings on bank-owned life insurance	(277,283)	(236,160)
(Increase) decrease in other assets	363,784	1,142
Increase in prepaid FDIC assessment	(3,019,243)	(95,141)
Amortization of loan origination fees and costs	(342,649)	(122,139)
Net Cash (Used in) Provided by Operating Activities	(2,878,050)	2,154,273

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	99,463	146,621
Investment securities available for sale	6,669,630	5,829,924
Proceeds from sales, investment securities available for sale	-	1,143,619
Purchases of investment securities available for sale	(10,139,996)	(7,682,027)
Loan purchases	(11,017,456)	(30,954,099)
Loan originations and principal collections, net	22,329,364	2,980,080
Proceeds from sale of other real estate owned	1,162,058	-
Purchase of other real estate owned	-	(780,281)
Purchases of bank-owned life insurance	-	(5,000,000)
Net decrease in restricted stock	-	328,700
Purchases of property and equipment	(354,212)	(249,069)
Net Cash Provided by (Used in) Investing Activities	8,748,851	(34,230,388)

Cash Flows from Financing Activities
Net increase in deposits	26,216,137	48,057,325
Net decrease in short-term borrowings	-	(8,500,000)
Proceeds from long-term borrowings	3,000,000	5,000,000
Repayment of long-term borrowings	(21,093,176)	(5,008,700)
Increase in advances from borrowers for taxes and insurance	949,184	1,324,551
Cash dividends paid	(163,117)	(221,489)
Treasury stock purchased	(457,920)	-
Net Cash Provided by Financing Activities	8,451,108	40,651,687

Net Increase in Cash and Cash Equivalents	14,321,909	8,575,572

Cash and Cash Equivalents - Beginning	25,324,599	12,922,297

Cash and Cash Equivalents - Ending	39,464,508	$21,497,869

Supplementary Cash Flows Information
Interest paid	$7,578,521	$9,288,252
Income taxes paid	$730,750	$395,700
Non-cash transfer of loans to foreclosed real estate	$-	$3,818,469

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s seven full-service branches in Chester County, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of March 31, 2010 and September 30, 2009, SAMG’s total assets were $34,709 and $34,709, respectively.  There was no income reported for SAMG for the three and six months ended March 31, 2010 and 2009.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In 2008, Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock.  In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation.  The Mutual Holding Company is a federally chartered mutual holding company.  The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision (“OTS”). Malvern Federal Mutual Holding Company became the owner of 55% of Malvern Federal Bancorp’s outstanding common stock immediately after the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc. In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  The offering resulted in approximately $26.0 million in net proceeds.  An Employee Stock Ownership Plan (“ESOP”) was established and borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock.  Principal and interest payments on the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at March 31, 2010, and September 30, 2009 and for the three and six months ended March 31, 2010 and 2009 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, statement of income, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States.   However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010, or any other period.

In accordance with the subsequent events topic of the FASB Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of March 31, 2010.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and fair value measurements.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At March 31, 2010 and September 30, 2009, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Troubled Debt Restructurings

Loans on accrual status whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty. Concessions granted under a troubled debt restructuring generally involve a temporary reduction in interest rate or an extension of a loan’s stated maturity date. The accrual of interest income on troubled debt restructurings is generally discontinued if the loan is not current for six months subsequent to modification.

Loans Held For Sale

The Company does not originate any loans specifically for the purpose of being sold. Since loans are not originated for the purpose of being sold, the cash flows from the sale of such loans have been classified as an investing activity in the consolidated statements of cash flows.

There were no loans held for sale at March 31, 2010 or September 30, 2009.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of March 31, 2010 and September 30, 2009, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $(1,885) and $41,956, for the three and six months ended March 31, 2010, respectively.  The Company’s matching contribution related to the plan resulted in expenses of $8,153 and $53,843, for the three and six months ended March 31, 2009, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $820,887and $749,317 at March 31, 2010 and September 30, 2009, respectively. The expense associated with the Plans for the three and six months ended March 31, 2010 was $40,435 and $80,870, respectively.  The expense associated with the Plans for the three and six months ended March 31, 2009 was $37,302 and $74,604, respectively.

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

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 740, Accounting for Uncertainty in Income Taxes, on October 1, 2008. Previously, the Company had accounted for tax contingencies in accordance with ASC 450, Accounting for Contingencies. As required by ASC 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC 740 to all tax positions for which the statute of limitations remained open. As a result of the adoption of ASC 740, there was no material effect on the Company’s consolidated financial position or results of operations and no adjustment to retained earnings.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated below

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Unrealized holding gains (losses) on available for sale securities	$48,610	$(65,644)	$46,936	$65,250
Reclassification adjustment for gains included in net income	-	9,410	-	27,206
Net Unrealized Gains (Losses)	48,610	(75,054)	46,936	38,044
Income tax expense (benefit)	(16,527)	113,212	(16,070)	(10,847)
Net of Tax Amount	$32,083	$38,158	$30,866	$27,197

Recent Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 3:  Fair Value Measurements.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of March 31, 2010 and for the three and six months ended March 31, 2010 and March 31, 2009  the Company had not issued and did not have any outstanding CSEs and at the present time, the Bank’s capital structure has no potential dilutive securities.  For the three and six months ended March 31, 2010 and 2009, basic earnings per share is shown below

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Income (Loss)	$(1,225,167)	$371,406	$(1,213,408)	$887,390

Average common shares outstanding	6,122,756	6,152,500	6,122,533	6,152,500
Average unearned ESOP shares	(218,269)	(231,701)	(219,960)	(233,375)
Weighted average shares outstanding – basic	5,904,487	5,920,799	5,902,573	5,915,125

Earnings (Loss) per share – basic	($0.21)	$0.06	($0.21)	$0.15

Note 4 – Employee Stock Ownership Plan

In 2008, the Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and six months ended March 31, 2010, there were 3,351 and 6,702 shares committed to be released, respectively, and ESOP expense was $31,861 and $63,759, respectively.  During the three and six months ended March 31, 2009, there were 3,296 and 6,701 shares committed to be released, respectively, and ESOP expense was $29,134 and $62,319, respectively.  At March 31, 2010, there were 216,606 unallocated shares held by the ESOP which had an aggregate fair value of approximately $2.1 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At March 31, 2010 and September 30, 2009, all of the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$999,907	$1,734	$-	$1,001,641
U.S. government agencies	6,947,149	11,101	(11,150)	6,947,100
FHLB notes	4,997,068	32,146	(3,013)	5,026,201
State and municipal obligations	1,200,493	6,196	(22,588)	1,184,101
Single issuer trust preferred security	1,000,000	-	(219,490)	780,510
Corporate debt securities	1,467,802	41,599	(896)	1,508,505

	16,612,419	92,776	(257,137)	16,448,058
Mortgage-backed securities:
FNMA:
Adjustable	3,888,854	145,003	-	4,033,857
Fixed	1,784,391	35,307	-	1,819,698
Balloon	317,546	4,019	-	321,565
FHLMC:
Adjustable	968,443	20,276	-	988,719
Fixed	554,664	43,055	-	597,719
GNMA, adjustable	178,571	3,299	-	181,870
CMO, fixed-rate	6,357,513	20,126	(27,467)	6,350,172

	14,049,982	271,085	(27,467)	14,293,600

	$30,662,401	$363,861	$(284,604)	$30,741,658

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at March 31, 2010 and September 30, 2009 consisted of the following:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$279,668	$7,828	$-	$287,496
GNMA, fixed	2,231	224	-	2,455
FNMA, fixed	4,497,173	96,249	(24,163)	4,569,259

	$4,779,072	$104,301	$(24,163)	$4,859,210

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$298,049	$7,025	$-	$305,074
GNMA, fixed	2,236	166	-	2,402
FNMA, fixed	4,541,891	92,735	-	4,634,626

	$4,842,176	$99,926	$-	$4,942,102

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at March 31, 2010 and September 30, 2009 that were in an unrealized loss position.

	March 31, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
FHLB Notes	$1,996,560	$(3,013)	$-	$-	$1,996,560	$(3,013)
U.S. government agencies	4,136,278	(11,150)	-	-	4,136,278	(11,150)
State and municipal obligations	354,590	(4,588)	27,000	(18,000)	381,590	(22,588)
Single issuer trust preferred security	-	-	780,510	(219,490)	780,510	(219,490)
Corporate debt security	186,041	(896)	-	-	186,041	(896)
Mortgage-backed securities:
CMO, fixed-rate	3,536,542	(27,467)	-	-	3,536,542	(27,467)

	$10,210,011	$(47,114)	$807,510	$(237,490)	$11,017,521	$(284,604)

Investment Securities Held to Maturity
Mortgage-backed securities:
FNMA, fixed	$2,326,830	$(24,163)	$-	$-	$2,326,830	$(24,163)
	$2,326,830	$(24,163)	$-	$-	$2,326,830	$(24,163)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2009
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
State and municipal obligations	$184,877	$(17,363)	$-	$-	$184,877	$(17,363)
Single issuer trust preferred security	-	-	638,420	(361,580)	638,420	(361,580)
Mortgage-backed securities:
FNMA:
Adjustable	301,396	(415)	78,775	(212)	380,171	(627)
FHLMC:
Adjustable	349,060	(418)	166,512	(815)	515,572	(1,233)
CMO, fixed-rate	1,658,480	(10,446)	-	-	1,658,480	(10,446)

	$2,493,813	$(28,642)	$883,707	$(362,607)	$3,377,520	$(391,249)

The Company held no securities classified as held to maturity which were in an unrealized loss position at September 30, 2009.

As of March 31, 2010, the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2010, the Company held four FHLB agency, eight U.S. government agencies, three tax-free municipals, one corporate debt security, seven agency mortgage-backed securities, and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2010 represents other-than-temporary impairment.

During the six month ended March 31, 2010, the gross unrealized loss of the single issuer trust preferred security improved by $142,090 from an unrealized loss at September 30, 2009 of $361,580 to an unrealized loss of $219,490 as of March 31, 2010. The stability of the underlying credit and the financial markets has contributed to this improvement. The historic changes in the economy and interest rates have continued to cause the pricing of agency, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the March 2010 quarter, but slight signs of improvement are beginning to occur. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At March 31, 2010 and September 30, 2009 the Company had no securities pledged to secure public deposits.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2010 follows:
	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$4,297,828	$4,336,393	$-	$-
Over 1 year through 5 years	11,112,436	11,149,479	-	-
After 5 years through 10 years	1,202,155	962,186	-	-
	16,612,419	16,448,058	-	-

Mortgage-backed securities	14,049,982	14,293,600	4,779,072	4,859,210

	$30,662,401	$30,741,658	$4,779,072	$4,859,210

Note 6 - Loans Receivable

Loans receivable consisted of the following for the periods indicated below:

	At March 31, 2010	At September 30, 2009

Mortgage Loans:
One-to four-family	$243,299,327	$252,307,828
Multi-family	7,975,303	9,613,184
Construction or development	38,025,413	37,507,536
Land loans	3,203,782	3,236,550
Commercial real estate	146,238,845	142,863,313
Total Mortgage Loans	438,742,670	445,528,411

Commercial Loans	13,043,975	15,647,219

Consumer loans:
Home equity lines of credit	19,680,206	19,149,135
Second mortgages	110,084,282	113,943,091
Other	1,091,344	1,142,967
Total Consumer Loans	130,855,832	134,235,193

Total Loans	582,642,477	595,410,823

Deferred loan costs, net	3,612,644	3,872,025
Allowance for loan losses	(8,241,042)	(5,717,510)

	$578,014,079	$593,565,338

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable (Continued)

Included in loans receivable are nonaccrual loans in the amount of $25,405,949 and $14,194,724 at March 31, 2010 and September 30, 2009, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms was $420,044 and $239,315 for the three months ended March 31, 2010 and 2009, respectively, and was $713,537 and $328,003 for the six-months ended March 31, 2010 and 2009, respectively.  There were no loans past due 90 days or more and still accruing interest at March 31, 2010 or September 30, 2009.

The following is an analysis of the activity in the allowance for loan losses during the periods indicated:

	Six Months Ended	Six Months Ended	Year Ended
	March 31, 2010	March 31, 2009	September 30, 2009

Balance at beginning of period	$5,717,510	$5,504,512	$5,504,512

Provision for loan losses	4,582,000	907,423	2,280,100

Charge-offs	(2,060,332)	(1,566,769)	(2,096,928)
Recoveries	1,864	1,976	29,826
Net Charge-offs	(2,058,468)	(1,564,793)	(2,067,102)
Balance at end of period	$8,241,042	$4,847,142	$5,717,510

At March 31, 2010 and September 30, 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loan’s collateral.  At March 31, 2010 of the $13.1 million of troubled debt restructurings, $4.3 million were considered impaired due to reduced collateral value of the properties securing the loans and a specific valuation allowance of $529,000 was established.  The loans have been classified as trouble debt restructurings since we modified the payment terms from the original agreement and allowed the borrower to make interest only payments in order to relieve some of their overall cash flow burden.

	March 31, 2010	September 30, 2009

Impaired loans without an allocated valuation allowance	$3,344,954	$10,570,188
Impaired loans with an allocated valuation allowance	12,984,464	3,624,536

Total impaired loans	$16,329,418	$14,194,724
Valuation allowance allocated to impaired loans	$3,085,908	$2,057,318

	Six Months Ended	Year Ended
	March 31, 2010	September 30, 2009

Average impaired loans	$11,905,253	$14,285,848
Interest income recognized on impaired loans	$226,234	$698,270
Cash basis collections on impaired loans	$105,002	$859,681

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of March 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2010, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status of “well-capitalized.”

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
As of March 31, 2010
Tangible Capital (to tangible assets)	$61,019,737	8.82%	$	≥10,378,624	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	61,019,737	8.82		≥27,676,330	≥4.00	$	≥34,595,413	≥5.00%
Tier 1 Capital (to risk-weighted assets)	61,019,737	11.86		≥20,572,542	≥4.00		≥30,858,812	≥6.00
Total risk-based Capital (to risk-weighted assets)	66,174,871	12.87		≥41,145,083	≥8.00		≥51,431,354	≥10.00

As of September 30, 2009:
Tangible Capital (to tangible assets)	$62,247,317	9.07%	$	≥10,297,204	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	62,247,317	9.07		≥27,459,211	≥4.00	$	≥34,324,014	≥5.00%
Tier 1 Capital (to risk-weighted assets)	62,247,317	11.96		≥20,815,426	≥4.00		≥31,223,140	≥6.00
Total risk-based Capital (to risk-weighted assets)	65,907,510	12.67		≥41,630,853	≥8.00		≥52,038,566	≥10.00

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2010 and September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2010 and September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of March 31, 2010 or September 30, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
U.S. government obligations	$1,001,641	$-	$1,001,641	$-
U.S. government agencies	6,947,100	-	6,947,100	-
FHLB notes	5,026,201	-	5,026,201	-
State and municipal obligations	1,184,101	-	1,184,101	-
Single issuer trust preferred security	780,510	-	780,510	-
Corporate debt securities	1,508,505	-	1,508,505	-
Total investment securities available for sale	16,448,058	-	16,448,058	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable	$4,033,857	$-	$4,033,857	$-
Fixed	1,819,698	-	1,819,698	-
Balloon	321,565	-	321,565	-
FHLMC:
Adjustable	988,719	-	988,719	-
Fixed	597,719	-	597,719	-
GNMA, adjustable	181,870	-	181,870	-
CMO, fixed-rate	6,350,172	-	6,350,172	-
Total mortgage-backed securities available for sale	14,293,600	-	14,293,600	-

Total	$30,741,658	$-	$30,741,658	$-

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
U.S. government obligations	$1,010,937	$-	$1,010,937	$-
U.S. government agencies	5,474,002	-	5,474,002	-
FHLB notes	3,568,125	-	3,568,125	-
State and municipal obligations	1,759,244	-	1,759,244	-
Single issuer trust preferred security	638,420	-	638,420	-
Corporate debt securities	1,325,665	-	1,325,665	-
Total investment securities available for sale	13,776,393	-	13,776,393	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable	$4,696,533	$-	$4,696,533	$-
Fixed	2,134,206	-	2,134,206	-
Balloon	436,842	-	436,842	-
FHLMC:
Adjustable	1,115,565	-	1,115,565	-
Fixed	714,273	-	714,273	-
GNMA, adjustable	205,577	-	205,577	-
CMO, fixed-rate	4,018,201	-	4,018,201	-
Total mortgage-backed securities available for sale	13,321,197	-	13,321,197	-

Total	$27,097,590	$-	$27,097,590	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2010 and September 30, 2009:

	March 31, 2010
	Total	Level 1	Level 2	Level 3

Other real estate owned	$4,023,967	$-	$-	$4,023,967
Impaired loans	9,898,556	-	-	9,898,556

Total	$13,922,523	$-	$-	$13,922,523

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Other real estate owned	$5,874,854	$-	$-	$5,874,854
Impaired loans	1,567,218	-	-	1,567,218

Total	$7,460,072	$-	$-	$7,460,072

The table below presents a summary of activity in our other real estate owned during the six months ended March 31, 2010:

	Balance as of				Balance as of
	September 30, 2009	Additions	Sales, net	Write-downs	March 31, 2010

One-to four-family	$1,567,600	$-	$305,716	$182,782	$1,079,102
Commercial real estate	4,006,291	-	592,041	489,000	2,925,250
Commercial	19,615	-	-	-	19,615
Second mortgages	85,008	-	85,008	-	-
Construction and development	196,340	-	196,340	-	-

Total	$5,874,854	$-	$1,179,105	$671,782	$4,023,967

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2010 and September 30, 2009 are presented below:

	March 31, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$39,646,508	$39,646,508	$25,324,599	$25,324,599
Investment securities available for sale	30,741,658	30,741,658	27,097,590	27,097,590
Investment securities held to maturity	4,779,072	4,859,210	4,842,176	4,942,102
Loans receivable	578,014,079	596,662,759	593,565,338	597,729,181
Accrued interest receivable	2,119,740	2,119,740	2,226,206	2,226,206
Restricted stock	6,566,973	6,566,973	6,566,973	6,566,973
Mortgage servicing rights	260,421	260,421	291,983	291,983

Financial liabilities:
Deposits	542,726,815	538,290,551	516,510,678	518,478,826
Long-term borrowings (FHLB advances)	81,527,869	84,044,027	99,621,045	100,713,237
Accrued interest payable	445,515	445,515	706,896	706,895

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Six Months Ended March 31,
	2010	2009

At federal statutory rate	$(737,177)	$420,623
Adjustments resulting from:
State tax, net of federal benefit	(121,468)	41,403
Tax-exempt interest	(17,451)	(24,946)
Low-income housing credit	(20,450)	(20,450)
Earnings on bank-owned life insurance	(94,276)	(80,294)
Other	36,063	13,401
	$(954,759)	$349,737

The Company’s effective tax rate was (44.04%), and 28.27% for the six months ended March 31, 2010 and 2009, respectively.

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

General

In 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.

The Company is a federally chartered corporation which owns all of the issued and outstanding shares of the Bank’s common stock, the only shares of equity securities which the Bank has issued.  Malvern Federal Bancorp does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company employs only persons who are officers of Malvern Federal Savings to serve as officers of the Company.  The Company also uses the Bank’s support staff from time to time.  These persons are not separately compensated by Malvern Federal Bancorp.

Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania.  The Bank currently conducts its business from its headquarters and seven additional financial centers; with an eighth full-service financial center, which will be located in Concordville, Pennsylvania, is expected to open in the summer of 2010.

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

Allowance for Loan Losses.  The allowance for loan losses is increased by charges to the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. A management Asset Classification Committee meets on a quarterly basis to evaluate the adequacy of the allowance for loan losses. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolio and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance, or in some cases a specific allowance, on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. An allowance for loan loss is created on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon appraised value of the collateral or independent market prices. Once an evaluation identifies the possibility of impairment, current third party appraisals are obtained as soon as practicable, The third party appraisals with respect to impaired loans are updated at least every six months thereafter for the purpose of maintaining current collateral values especially during periods of significant fluctuations in values. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We segregate loans by category and create a general valuation allowance for each category on classified and criticized loans which are not impaired. The categories used by the Company include “special mention”, “substandard” and “doubtful”. For commercial real estate, construction or development, and consumer second mortgage loans, the determination of the category for each loan is based on qualitative periodic reviews of our lending officers and Asset Classification Committee, as well as an independent, third-party consultant. These reviews include a consideration of such factors as payment performance, current financial data and cash flow projections, aggregated customer debt, collateral evaluations, geographic trends, and current economic and business conditions. A similar review is performed to determine the category for mortgage and consumer loans, including home equity line of credit loans. Each category carries a general rate for the allowance percentage to be assigned to the loans within that category. A loan is classified within a category based on identified weaknesses. Each category is assigned a general rate for the allowance percentage which is allocated to the loans within that category. The general allowance percentage is based on the inherent losses associated with each type of lending by considering our loss history with each type of loan, current trends in credit quality and collateral values, and an evaluation of current economic and business conditions. However, the actual allowance percentage assigned to each loan within a category is adjusted for the specific circumstances of each classified loan, including an evaluation of the appraised value of the specific collateral for the loan, and will often differ from the general rate for the category. It is expected that more of these classified loans will prove to be uncollectible compared to loans in the general portfolio, since they represent an above-average credit risk.

A general allowance is created on non-classified loans to recognize the inherent losses associated with lending activities. Unlike classified loans, the allowance for non-classified loans is not established on a loan-by-loan basis. This general allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The need to further segregate the loans within each category is determined after each category is further evaluated. Loans included in our residential loan portfolio typically have high credit scores and strong loan-to value ratios, generally 80% or below at origination. Loans in the home equity line of credit portfolio have a slightly higher risk than loans in the residential loan portfolio due to the second lien position of the majority of those loans,  however these loans generally have high credit scores and combined (including the first lien) loan-to-value ratios up to a maximum of 80% at the time of origination. These portfolios have been slightly impacted by the recent depreciation in housing prices but not significantly enough to increase our loss percentage assumptions. A further analysis is performed on our commercial real estate, construction or development, and consumer second mortgage loans in which we segregated the loans based on the purpose of the loan and the collateral securing the loan. Risk factors considered for each type of loan include trends in collateral value and credit quality, the impact of current economic and business conditions, as well as historical loss experience. Residential housing price estimates are determined using regional economic quarterly reporting and forecasts provided by the Federal Reserve Bank of Philadelphia and the Federal Housing Finance Agency. Commercial real estate pricing trends and forecasts are obtained by the Federal Reserve Bank of Philadelphia’s economic and business forecast reports, as well as Robert Morris Associates’ reports and publications on commercial real estate in the local market area. Prior to the last eight quarters, our charge-off history was relatively insignificant. We had been using a five year time frame to evaluate historical loss experience. However, due to the recent decline in the overall economy and business conditions in general, we now consider our loss history for the eight most recent quarters in analyzing our historical losses. As a result of this analysis, we increased our historical loss factors for the commercial real estate and second mortgage loan portfolios, when compared to the five year time horizon that we previously used. The loss factors used for our other loan categories in establishing our allowance for loan losses at March 31, 2010 remained relatively consistent with our analysis used in prior periods.

The allowance is adjusted for other significant factors that affect the collectibility of the loan portfolio as of the evaluation date including changes in lending policy and procedures, loan volume and concentrations, seasoning of the portfolio, loss experience in particular segments of the portfolio, and bank regulatory examination results. Other factors include changes in economic and business conditions affecting our primary lending areas and credit quality trends. Loss factors are reevaluated each reporting period to ensure their relevance in the current economic environment. We review key ratios such as the allowance for loan losses to total loans receivable and as a percentage of non-performing loans; however, we do not try to maintain any specific target range for these ratios.

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

Comparison of Financial Condition at March 31, 2010 and September 30, 2009

The Company’s total assets amounted to $696.3 million at March 31, 2010 compared to $691.6 million at September 30, 2009.  The primary reason for the increase in assets during first six months of fiscal 2010 was an increase in cash and cash equivalents by $14.3 million at March 31, 2010 compared to September 30, 2009. Total deposits increased $26.2 million, or 5.08%, to $542.7 million at March 31, 2010 compared to $516.5 million at September 30, 2009.  Investment securities available for sale and held to maturity increased by an aggregate of $3.6 million, or 11.21%, at March 31, 2010 compared to September 30, 2009.  The Company’s total other real estate owned (“REO”) amounted to $4.0 million at March 31, 2010 compared to $5.9 million at September 30, 2009.  The $1.9 million decrease in REO at March 31, 2010 compared to September 30, 2009 was due primarily to $1.2 million in sales of REO, consisting of one construction or development property, two single-family residential properties and one commercial real estate property, as well as a $672,000 reduction in the fair value of one-to four-family and commercial real properties, which was reflected in other real estate owned expense for the first six months of fiscal year 2010.  Two additional single-family residential properties are scheduled to be sold and settled in May 2010 and in June 2010 with no expected losses.

Our total liabilities at March 31, 2010, amounted to $628.2 million compared to $621.8 million at September 30, 2009.  The $6.4 million, or 1.0% increase in total liabilities was due primarily to the increase in total deposits of $26.2 million in the first six months of fiscal 2010 and amounted to $542.7 million of deposits at March 31, 2010 compared to $516.5 million at September 30, 2009.   There was an $18.1 million decrease in our FHLB advances, which are long-term borrowings.  There was also a $2.4 million decrease in other liabilities at March 31, 2010 which was primarily due to a $2.3 million order to purchase certain investment securities which had not been settled as of September 30, 2009 and which settled in October 2009 upon delivery of the securities.

Shareholders’ equity decreased by $1.7 million to $68.1 million at March 31, 2010 compared to $69.8 million at September 30, 2009 primarily due to a decrease in retained earnings and $458,000 in repurchases of our common stock for treasury during first six months of fiscal 2010. We have repurchased a total of 50,000 shares under our share repurchase program that was announced on May 7, 2009, and which terminated on May 7, 2010. Retained earnings decreased by $1.4 million to $44.9 million at March 31, 2010 as a result of the $1.2 million net loss and the payment of $163,000 in cash dividends during the first six months of fiscal 2010.

The table below sets forth the amounts and categories of non-performing assets and troubled debt restructurings in our portfolio.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates when the borrower is experiencing financial difficulty.

	March 31, 2010	December 31, 2009	September 30, 2009
	(Dollars In thousands)

Non-accruing loans:
One-to four-family	$9,125	$7,631	$3,809
Multi-family	1,982	445	-
Commercial real estate	4,040	961	785
Construction or development	6,286	7,051	7,086
Commercial	944	56	35
Home equity lines of credit	458	458	407
Second mortgages	2,567	2,153	2,072
Other	4	15	1
Total non-accruing loans	25,406	18,770	14,195
Other real estate owned and other foreclosed assets:
One-to four-family	1,079	1,373	1,568
Commercial real estate	2,925	3,055	4,006
Commercial	20	20	20
Second mortgages	-	-	85
Construction or development	-	-	196
Total	4,024	4,448	5,875
Total non-performing assets	29,430	23,218	20,070

Troubled debt restructurings:
One-to four-family	2,158	-	-
Multi-family	612	-	-
Commercial real estate	8,862	81	81
Land loans	1,170	-	-
Commercial	256	-	-
Second mortgages	-	-	-
Construction or development	-	-	-
Total	13,058	81	81
Total non-performing assets and troubled debt restructurings	$42,488	$23,299	$20,151
Ratios:
Total non-accrual loans as a percent of gross loans	4.36%	3.17%	2.38%
Total non-performing assets as a percent of total assets	4.23%	3.40%	2.90%
Total non-performing assets and troubled debt restructurings as a percent of total assets	6.10%	3.42%	2.91%

The Company’s total non-performing assets amounted to $29.4 million at March 31, 2010, a $6.2 million increase compared to total non-performing assets at December 31, 2009 and a $9.4 million increase compared to total non-performing assets at September 30, 2009.  The increase in non-performing assets at March 31, 2010 was due to an increase in the amount of the Company’s non-accruing loans. There were no loans past due 90 days or more and still accruing interest at March 31, 2010, December 31, 2009 or September 30, 2009.

At March 31, 2010, the Company had $9.1 million of non-accruing single-family mortgage loans, comprised of 21 loans, compared to 17 non-accruing single family mortgage loans with an aggregate carrying value of $7.6 million at December 31, 2009 and 12 non-accruing single-family mortgage loans with an aggregate carrying value of $3.8 million at September 30, 2009. The increase in non-accruing one-to four-family mortgage loans at March 31, 2010 compared to December 31, 2009 was due primarily to a $1.2 million loan to one borrower for a single-family residential mortgage which became more than 90 days delinquent during the quarter. At March 31, 2010, the Company had $4.0 million of non-accruing commercial real estate loans compared to $961,000 of non-accruing commercial real estate loans at December 31, 2009 and $785,000 of non-accruing commercial real estate loans at September 30, 2009.  The Company’s non-accruing commercial real estate loans at March 31, 2010 were comprised of an aggregate of seven loans secured by properties located in Franklin County and the city of Philadelphia, Pennsylvania and surrounding areas. At March 31, 2010, the Company had $2.0 million of non-accruing multi-family loans compared to $445,000 of non-accruing multi-family loans at December 31, 2009 and no non-accruing multi-family loans at September 30, 2009. The increase in multi-family residential mortgage loans as of March 31, 2010 compared to December 31, 2009 was due to one loan with an outstanding balance of $1.5 million at March 31, 2010 on a 34-unit apartment complex located in Delaware County, Pennsylvania. At March 31, 2010, the Company had $6.3 million of non-accruing construction and development loans compared to $7.1 million at December 31, 2009 and at September 30, 2009.  The decrease in construction and development loans as of March 31, 2010 compared to December 31, 2009 was due to a partial write-off of one loan in the amount of $800,000 made to a local builder to construct one home located in Chester County, Pennsylvania. This loan is expected to be recorded as real estate owned during the June 2010 quarter with no additional loss expected based on a recent appraisal. At March 31, 2010, the Company had $944,000 of non-accruing commercial loans comprised of three loans compared to one loan in the amount of $56,000 at December 31, 2009 and one loan in the amount of $35,000 at September 30, 2009. The increase in non-accruing commercial loans as of March 31, 2010 compared to December 31, 2010 was due to two loans to one borrower with an outstanding balance of $888,000 at March 31, 2010 on equipment which is also secured by real estate located in Franklin County and the city of Philadelphia, Pennsylvania. The increase in the amounts of the Company’s non-accruing loans primarily reflects the continuing effects of the recession in the Company’s market area.  The Company is continuing its efforts to resolve its non-performing assets without additional loss. As a local community bank committed to helping the local community, we have been working diligently with customers to assist them during these difficult economic times and the financial difficulties they have incurred. As a result of this commitment, at March 31, 2010, we had $13.1 million of loans classified as troubled debt restructurings (“TDRs”). Our TDRs at March 31, 2010 reflect the restructuring of five relationships (28 loans) during the quarter, including an aggregate of $2.2 million of one-to four-family loans, $8.9 million of commercial real estate loans and $1.2 million of land loans. All of our TDRs were current and performing in accordance with their restructured terms at March 31, 2010, with the exception of one loan with an outstanding balance of $390,000 at March 31, 2010, which was 60 days past due at such date.

The Company’s total other real estate owned (“OREO”) amounted to $4.0 million at March 31, 2010 compared to $4.4 million at December 31, 2009 and $5.9 million at September 30, 2009.  The $1.9 million decrease in OREO at March 31, 2010 compared to September 30, 2009 was due primarily to sales of a construction or development property, a one-to four-family residential property with a carrying value of $196,000 at the time of sale, and a commercial property with a carrying value of $592,000 at the time of sale, as well as a $672,000 reduction in the fair value of one commercial real estate property located in Pottstown, Pennsylvania, which was reflected in other real estate owned expense for the first six months of fiscal year 2010. An additional two single-family residential properties are scheduled to be sold and settled during June 2010 quarter with no expected losses.

While the amount of its non-performing assets at March 31, 2010 increased compared to September 30, 2009, the amount of the Company’s performing but delinquent loans (loans delinquent 31 to 89 days) decreased to $4.7 million at March 31, 2010 from $8.5 million at September 30, 2009.  The Company is attempting to work with its borrowers to bring these loans current, but no assurance can be given that there may not be further increases in the Company’s non-accruing loans in future periods.

Comparison of Our Operating Results for the Three and Six Months Ended March 31, 2010 and 2009

General.  Our net loss was $1.2 million for the three months ended March 31, 2010 compared to net income of $371,000 for the three months ended March 31, 2009.  On a per share basis, the net loss was $0.21 per share for the quarter ended March 31, 2010, compared to net income of $0.06 per share for the quarter ended March 31, 2009. The primary reason for the $1.6 million, or 429.9% decrease in our net income in the second quarter of fiscal 2010 compared to fiscal 2009 was an increase in the provision for loan losses of $3.2 million, as well as $431,000 increase in other expenses, which were partially offset by a $1.0 million increase in net interest income and a $987,000 decrease in income taxes. The increase in other expenses primarily was the result of a $143,000 increase in federal deposit insurance premium and a $308,000 increase in other real estate owned expense, along with smaller increases in professional services, advertising and data processing costs. Our interest rate spread of 2.80% and net interest margin of 2.99% for the three months ended March 31, 2010 increased when compared to a net interest spread of 2.08% and a net interest margin of 2.39% for the three months ended March 31, 2009.

Our net loss was $1.2 million for the six months ended March 31, 2010 compared to net income of $887,000 for the six months ended March 31, 2009.  On a per share basis, the net loss was $0.21 per share for the six months ended March 31, 2010, compared to net income of $0.15 per share for the six months ended March 31, 2009. The primary reasons for the $2.1 million, or 236.7% decrease in the first six months of fiscal 2010 compared to fiscal 2009 were increases in the provision for loan losses of $3.7 million and $1.5 million in other expenses, which were partially offset by a $1.7 million increase in net interest income, a $92,000 increase in other income and a $1.3 million decrease in income taxes. The increase in other expenses primarily was the result of a $699,000 increase in federal deposit insurance premium and a $733,000 increase in other real estate owned expense, along with smaller increases in salaries and employee benefits expense, advertising and data processing costs. Our interest rate spread of 2.72% and net interest margin of 2.94% for the six months ended March 31, 2010 increased when compared to a net interest spread of 2.14% and a net interest margin of 2.48% for the three months ended March 31, 2009.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$593,681	$7,952	5.36%	$596,559	$8,243	5.53%
Investment securities	31,367	249	3.16	25,482	227	3.56
Deposits in other banks	15,793	9	0.24	8,540	20	0.92
FHLB stock	6,567	-	0.00	6,567	-	0.00
Total interest-earning assets	647,408	8,210	5.08	637,148	8,490	5.32%
Non-interest-earning assets	37,473			34,701
Total assets	$684,881			$671,849

Interest Bearing Liabilities:
Demand and NOW accounts	$86,712	208	0.96	$63,295	229	1.45
Money market accounts	63,176	165	1.04	58,278	259	1.77
Savings accounts	40,024	28	0.28	38,438	29	0.30
Time deposits	311,769	2,037	2.60	311,649	2,881	3.70
Total deposits	501,681	2,438	1.96	471,660	3,398	2.88
FHLB borrowings	87,490	929	4.24	107,510	1,288	4.79
Total interest-bearing liabilities	589,171	3,367	2.28	579,170	4,686	3.24
Non-interest-bearing liabilities	24,839			24,684
Total liabilities	614,010			603,854
Shareholders’ Equity	70,871			67,994
Total liabilities and shareholders’ equity	$684,881			$671,849
Net interest-earning assets	$58,237			$57,978
Net interest income; average interest rate spread		$4,843	2.80%		$3,804	2.08%
Net interest margin (2)			2.99%			2.39%
Average interest-earning assets to average interest-bearing liabilities	109.88%			110.01%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$599,305	$16,362	5.46%	$594,035	$16,922	5.70%
Investment securities	31,231	506	3.24	25,916	458	3.53
Deposits in other banks	13,470	15	0.22	7,193	25	0.70
FHLB stock	6,567	-	0.00	6,459	-	0.00
Total interest-earning assets	650,573	16,883	5.20	633,603	17,405	5.49%
Non-interest-earning assets	36,690			28,649
Total assets	$687,263			$662,252

Interest Bearing Liabilities:
Demand and NOW accounts	$90,897	511	1.12	$59,633	439	1.47
Money market accounts	62,397	326	1.04	58,835	602	2.05
Savings accounts	39,700	57	0.28	38,022	78	0.41
Time deposits	309,105	4,377	2.84	304,540	5,793	3.80
Total deposits	502,099	5,271	2.10	461,030	6,912	3.00
FHLB borrowings	90,215	2,046	4.54	107,611	2,621	4.87
Total interest-bearing liabilities	592,314	7,317	2.48	568,641	9,533	3.35
Non-interest-bearing liabilities	24,741			24,460
Total liabilities	617,055			593,101
Shareholders’ Equity	70,208			69,151
Total liabilities and shareholders’ equity	$687,263			$662,252
Net interest-earning assets	$58,259			$64,962
Net interest income; average interest rate spread		$9,566	2.72%		$7,872	2.14%
Net interest margin (2)			2.94%			2.48%
Average interest-earning assets to average interest-bearing liabilities	109.84%			111.42%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  The Company’s interest and dividend income decreased for the three months ended March 31, 2010 by $280,000 or 3.3% over the comparable 2009 period to $8.2 million.  Interest income earned decreased in the three months ended March 31, 2010 over the prior comparable period in fiscal 2009 due primarily to declining yields on loans and investment securities.  During the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, the average yield on the Company’s loan portfolio decreased by 17 basis points to 5.36% from 5.53%. The average balance of loans receivable decreased by $2.9 million, or 0.5% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009, as a result of a temporary decline in general market demand as indicated in decreases in the Company’s one-to four-family residential and multi-family mortgage loans and consumer second mortgage loans.  Average yields on investment securities decreased to 3.16% for the three months ended March 31, 2010 from 3.56% for the same period ended 2009 while the average balances of investment securities increased by $5.9 million during the three months ended March 31, 2010 compared to the comparable prior fiscal year period.

The Company’s interest and dividend income decreased for the six months ended March 31, 2010 by $522,000, or 3.0% over the comparable 2009 period to $16.9 million.  Interest income earned decreased in the first half of fiscal 2010 over the prior comparable period in fiscal 2009 due primarily to declining yields on loans and investment securities.  During the first six months of fiscal 2010 compared to the first six months of fiscal 2009, the average yield on the Company’s loan portfolio decreased by 24 basis points to 5.46% from 5.70%.  However, the average balance of loans receivable increased by $5.3 million, or 0.9% in the first six months of fiscal 2010 compared to the first six month of fiscal 2009, due primarily to growth in the Company’s commercial real estate loans.  Average yields on investment securities decreased to 3.24% for the six months ended March 31, 2010 from 3.53% for the same period ended 2009. The average balances of investment securities increased by $5.3 million during the six months ended March 31, 2010 compared to the comparable prior fiscal year period.

Interest Expense.  The Company’s interest expense for the three month period ended March 31, 2010 was $3.4 million, a decrease of $1.3 million from the three month period ended March 31, 2009. The Company had a $961,000 decrease in interest expense on total deposits and a $359,000 decrease in interest on FHLB borrowings during the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. The average rate paid on total deposits decreased to 1.96% for the three months ended March 31, 2010 from 2.88% for the same period in fiscal 2009, and the average rate paid on borrowed funds decreased to 4.24% in the second quarter of fiscal 2010 compared to 4.79% in the second quarter of fiscal 2009 due primarily to the repayment of approximately $5.0 million in relatively higher-costing long-term FHLB borrowings.  During the remaining two quarters of fiscal 2010, an additional $25.0 million of our FHLB advances, with a weighted average interest rate of 6.23%, are scheduled to mature.

The Company’s interest expense for the six month period ended March 31, 2010 was $7.3 million, a decrease of $2.2 million from the six month period ended March 31, 2009. The Company had a $1.6 million decrease in interest expense on total deposits and a $575,000 decrease in interest on FHLB borrowings during the first half of fiscal 2010 compared to the first half of fiscal 2009. The average rate paid on deposits decreased to 2.10% for the six months ended March 31, 2010 from 3.00% for the same period in fiscal 2009, and the average rate paid on borrowed funds decreased to 4.54% in the first half of fiscal 2010 compared to 4.87% in the first half of fiscal 2009 due primarily to the repayment of approximately $20.0 million in relatively higher-costing long-term FHLB borrowings.

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

The provision for loan losses was $3.6 million for the quarter ended March 31, 2010, and our provision for loan losses amounted to $4.6 million for the six months ended March 31, 2010. Our provision for loan losses amounted to $462,000 for the three months ended March 31, 2009 and $907,000 for the six months ended March 31, 2009.  The $3.2 million increase in our provision for loan losses for the quarter ended March 31, 2010 compared to the second quarter in fiscal 2009 was due primarily to an increased level of non-accruing loans and an increase in net charge-offs during the fiscal 2010 quarter.  The Company’s net charge-offs to the allowance for loan losses amounted to $1.7 million and $2.1 million, respectively, for the three-months and six-months ended March 31, 2010.  During the quarter ended March 31, 2010, two loans, a local single-family residential mortgage loan and a construction loan for one local single-family residence, accounted for $1.6 million of the charge-offs during the quarter.  Subsequent to March 31, we foreclosed on the construction loan and we expect it to be classified as other real estate owned at no additional loss with a carrying value of $1.0 million at June 30, 2010.  In addition to charge-offs, our provision for loan losses during the quarter ended March 31, 2010 reflects increased levels of non-accrual loans.  At March 31, 2010, the Company’s total non-accrual loans amounted to $25.4 million, or 4.36% of total loans, compared to $18.8 million of non-accrual loans at December 31, 2009.  The $6.6 million, or 35.4%, increase in non-accrual loans was due primarily to a $3.1 million increase in commercial real estate loans, a $1.5 million increase in non-accrual multi-family residential mortgage loans and a $1.5 million increase in single-family residential mortgage loans.  The increase in non-accrual commercial real estate loans during the quarter was due primarily to six loans to one borrower with an aggregate balance of $3.1 million secured by commercial property located in Franklin County and the City of Philadelphia, Pennsylvania which was more than 90 days past due at March 31, 2010.  The increase in multi-family residential mortgage loans was due primarily to one loan with an outstanding balance of $1.5 million at March 31, 2010 on a 34-unit apartment complex located in Delaware County, Pennsylvania.  The increase in non-accrual single-family residential mortgage loans was due primarily to a $1.2 million loan to one borrower which became more than 90 days delinquent during the quarter.  Loans aggregating $2.1 million to this borrower and secured by his residence were placed on non-accrual status during the quarter ended December 31, 2009.  The increase in our provision for loan losses during the quarter ended March 31, 2010 also reflects our determination made during the quarter, based on a review of our loss experience and other factors with respect to the allowance for loan losses, to increase our coverage amounts for commercial real estate loans and consumer second mortgage loans.

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

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six Months Ended March 31,		For the Year Ended September 30,
	2010	2009	2009
	(Dollars in Thousands)

Balance at beginning of period	$5,718	$5,505	$5,505
Provision for loan losses	4,582	907	2,280

Charge-offs:
Mortgage:
One-to four-family	824	121	124
Multi-family	-	-	-
Commercial real estate	-	-	-
Construction or development	960	-	-
Land loans	-	-	-
Commercial:
Real estate	-	1,349	1,760
Other	-	-	-
Consumer:
Home equity lines of credit	168	-	-
Second mortgages	93	78	153
Other	15	19	60
Total charge-offs	2,060	1,567	2,097
Recoveries:
Mortgage:
One-to four-family	-	-	-
Multi-family	-	-	-
Commercial real estate	-	-	25
Construction or development	-	-	-
Land loans	-	-	-
Commercial	-	-	-
Total recoveries	-	-	25
Consumer:
Home equity lines of credit	-	-	-
Second mortgages	-	-	-
Other	2	2	5
Total recoveries	2	2	30

Net charge-offs	2,058	1,565	2,067
Balance at end of period	$8,242	$4,847	$5,718

Ratios:
Ratio of allowance for loan losses to non-accrual loans	32.44%	49.35%	40.28%
Ratio of net charge-offs to average loans outstanding annualized	0.69%	0.53%	0.35%
Ratio of net charge-offs to total allowance for loan losses annualized	49.95%	64.58%	36.15%

Other Income.  Our total other, or non-interest income, was $540,000 for the three months ended March 31, 2010 compared to $557,000 for the three months ended March 31, 2009.  The $17,000 decrease in other income was due to an aggregate decrease of $9,000 in net gains on the sale of investment securities, an $8,000 decrease in net gains on disposal of fixed assets, a $33,000 net loss reported on the sale of other real estate owned, as well as a $13,000 decrease in earnings on bank owned life insurance.  These decreases were partially offset by a $48,000 increase in service charges and other fees and rental income.

Our total other, or non-interest income, was $1.15 million for the six months ended March 31, 2010 compared to $1.05 million for the six months ended March 31, 2009.  The $93,000 increase in other income was due to an aggregate increase of $103,000 in service charges and other fees and rental income and a $41,000 increase in earnings on bank owned life insurance. These increases were partially offset by a $27,000 decrease in net gains on the sale of investment securities, an $8,000 decrease in net gains on disposal of fixed assets, as well as a $17,000 net loss in the sale of other real estate owned.

Other Expenses.  Other, or non-interest, expenses of the Company increased by $431,000 in the quarter ended March 31, 2010 over the comparable prior year period. The increase in other operating expenses in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 was due primarily to a $308,000 increase in other real estate owned expenses as well as increased federal deposit insurance premiums, advertising and data processing costs which were partially offset by reductions in salary and benefit expense, occupancy expenses and other operating expenses.

Other, or non-interest, expenses of the Company increased by $1.5 million in the six months ended March 31, 2010 over the comparable prior year period. Other expenses in the six months ended March 31, 2010 primarily reflect a $793,000 increase in other real estate owned expense as well as increased advertising and data processing costs which were partially offset by reductions in occupancy expenses and other operating expenses.  Additionally, other expenses reflect a $699,000 increase in federal deposit insurance premiums, due primarily to the absence of a premium credit which was available during in the first six months of fiscal 2009 and an increase in assessment rates implemented in February 2009.

Income Tax Expense.  Our income tax benefit was $867,000 for the three months ended March 31, 2010 compared to income tax expense of $120,000 for the three months ended March 31, 2009.  The increase in tax benefit for the second quarter in fiscal 2010 was due a pre-tax loss in the current period along with the tax benefits from BOLI income and interest income on tax free municipal securities.

Our income tax benefit was $955,000 for the six months ended March 31, 2010 compared to income tax expense of $350,000 for the three months ended March 31, 2009.  The increase in tax benefit for the first six months in fiscal 2010 was due a pre-tax loss in the current period along with the tax benefits from BOLI income and interest income on tax free municipal securities.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2010, our cash and cash equivalents amounted to $39.6 million.  In addition, at such date our available for sale investment securities amounted to $30.7 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2010, we had certificates of deposit maturing within the next 12 months amounting to $184.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the six months ended March 31, 2010, the average balance of our outstanding FHLB advances was $90.2 million.  At March 31, 2010, we had $81.5 million in outstanding long-term FHLB advances and we had $257.3 million in additional FHLB advances available to us.  In addition, at March 31, 2010, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at March 31, 2010.

	Payments Due by Period
	Less Than One Year	One To Three Years	Three To Five Years	More Than Five Years	Total
	(In Thousands)
Long-term debt obligations	$30,937	$2,591	$-	$48,000	$81,528
Certificates of deposit	184,519	115,660	12,475	21,829	334,483
Operating lease obligations	84	168	168	-	420
Total contractual obligations	$215,540	$118,419	$12,643	$69,829	$416,431

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

Item 4.  Controls and Procedures

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchase of its common stock made during the quarter are set forth in the following table:

			Total Number
			of Shares	Maximum
			Purchased as Part of	Number of Shares
			Publicly	that May Yet
	Total Number	Average Price	Announced	be Purchased
	Of Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Program	or Program (1)

January 1 – January 31, 2010	-	$-	-	88,000
February 1 – February 28, 2010	-	-	-	88,000
March 1 – March 31, 2010	-	-	-	88,000

Total	-	$-	-	88,000

(1) On May 7, 2009, the Company announced that its Board of Directors approved the repurchase of up to 138,000 shares or approximately 5% of the Company’s outstanding common stock held by shareholders other than Malvern Federal Mutual Holding Company. The repurchase program terminated as of May 7, 2010 in accordance with its terms.

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - (Removed and Reserved)

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

MALVERN FEDERAL BANCORP, INC.

May 14, 2010	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

May 14, 2010	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer