Form 10-Q
period 2010-06-30
MALVERN FEDERAL BANCORP INC
filed 2010-08-06
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2010
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of August 6, 2010, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2010	September 30, 2009

Assets

Cash and due from depository institutions	$11,062,043	$10,815,796
Interest bearing deposits in depository institutions	36,485,972	14,508,803
Cash and Cash Equivalents	47,548,015	25,324,599
Investment securities available for sale	29,154,674	27,097,590
Investment securities held to maturity (fair value of $4,958,673 and $4,942,102, respectively)	4,747,855	4,842,176
Restricted stock, at cost	6,566,973	6,566,973
Loans receivable, net of allowance for loan losses of $9,126,968 and $5,717,510, respectively	569,171,833	593,565,338
Other real estate owned	5,923,393	5,874,854
Accrued interest receivable	2,094,709	2,226,206
Property and equipment, net	8,173,351	8,381,962
Deferred income taxes, net	4,176,697	2,331,656
Bank-owned life insurance	14,068,551	13,649,585
Other assets	3,706,570	1,777,629

Total Assets	$695,332,621	$691,638,568

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$19,166,222	$19,314,263
Deposits-interest-bearing	531,743,732	497,196,415
Total Deposits	550,909,954	516,510,678
FHLB advances	70,933,298	99,621,045
Advances from borrowers for taxes and insurance	2,976,564	1,227,604
Accrued interest payable	341,639	706,895
Other liabilities	1,739,099	3,729,966
Total Liabilities	626,900,554	621,796,188

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500 at June 30, 2010 and 6,150,500 at September 30, 2009	61,525	61,525
Additional paid-in capital	25,922,149	25,937,027
Retained earnings	45,114,749	46,285,949
Treasury stock—at cost, 50,000 shares at June 30, 2010 and 2,000 shares at September 30, 2009	(476,920)	(19,000)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,335,418)	(2,444,565)
Accumulated other comprehensive income	145,982	21,444
Total Shareholders’ Equity	68,432,067	69,842,380

Total Liabilities and Shareholders’ Equity	$695,332,621	$691,638,568

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Interest and Dividend Income

Loans, including fees	$7,983,430	$8,343,350	$24,345,376	$25,265,115
Investment securities, taxable	253,090	214,116	738,333	630,204
Investment securities, tax-exempt	6,056	18,988	27,030	61,077
Interest-bearing cash accounts	8,834	15,514	23,778	40,471
Total Interest and Dividend Income	8,251,410	8,591,968	25,134,517	25,996,867

Interest Expense

Deposits	2,423,691	3,406,534	7,695,105	10,318,468
Short-term borrowings	-	-	7,794	8,699
Long-term borrowings	824,327	1,293,693	2,862,260	3,905,962
Total Interest Expense	3,248,018	4,700,227	10,565,159	14,233,129

Net Interest Income	5,003,392	3,891,741	14,569,358	11,763,738

Provision for Loan Losses	1,050,000	310,000	5,632,000	1,217,423

Net Interest Income after Provision for Loan Losses	3,953,392	3,581,741	8,937,358	10,546,315

Other Income

Service charges and other fees	269,846	376,536	1,029,280	1,006,144
Rental income	63,267	63,993	190,632	190,959
Gain on sale of investment securities available for sale, net	-	1,324	-	28,530
Gain on disposal of fixed assets	-	-	-	8,200
Loss on sale of other real estate owned, net	(156,112)	(17,715)	(173,160)	(17,715)
Earnings on bank-owned life insurance	141,684	137,951	418,967	374,111
Total Other Income	318,685	562,089	1,465,719	1,590,229

Other Expense

Salaries and employee benefits	1,647,466	1,662,702	4,780,493	4,746,719
Occupancy expense	432,142	457,686	1,372,539	1,414,175
Federal deposit insurance premium	225,843	413,444	1,093,569	581,774
Advertising	173,666	189,879	612,518	552,141
Data processing	388,757	280,914	1,164,157	866,015
Professional fees	242,687	238,618	760,995	745,039
Other real estate owned expense	234,182	223,928	1,027,433	223,929
Other operating expenses	563,412	550,664	1,395,619	1,643,630
Total Other Expenses	3,908,155	4,017,835	12,207,323	10,773,424

Income (loss) before income tax (benefit) expense	363,922	125,995	(1,804,246)	1,363,122

Income tax (benefit) expense	77,038	(28,276)	(877,721)	321,461

Net Income (Loss)	$286,884	$154,271	$(926,525)	$1,041,661

Basic Earnings (Loss) Per Share	$0.05	$0.03	$(0.16)	$0.18

Dividends Declared Per Share	$0.03	$0.03	$0.09	$0.11

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance, October 1, 2008	$61,525	$25,959,169	$45,663,389	$-	$(2,571,028)	$(277,356)	$68,835,699

Comprehensive Income:

Net Income	-	-	1,041,661	-	-	-	1,041,661

Net Change in unrealized loss on securities available for sale, net of taxes and reclassification adjustment	-	-	-	-	-	131,921	131,921

Total Comprehensive Income	-	-	-	-	-	-	1,173,582

Cash dividends declared ($0.08 per share)	-	-	(304,549)	-	-	-	(304,549)

Committed to be released ESOP shares (10,051 shares)	-	(17,971)	-	-	90,081	-	72,110

Balance, June 30, 2009	$61,525	$25,941,198	$46,400,501	$-	$(2,480,947)	$(145,435)	$49,776,842

Balance, October 1, 2009	$61,525	$25,937,027	$46,285,949	$(19,000)	$(2,444,565)	$21,444	$69,842,380

Comprehensive Income:

Net Loss	-	-	(926,525)	-	-	-	(926,525)

Net Change in unrealized gain on securities available for sale, net of taxes	-	-	-	-	-	124,538	124,538

Total Comprehensive Loss	-	-	-	-	-	-	(801,987)

Treasury stock purchased (48,000 shares)	-	-	-	(457,920)	-	-	(457,920)

Cash dividends declared ($0.09 per share)	-	-	(244,675)	-	-	-	(244,675)

Committed to be released ESOP shares (10,053 shares)	-	(14,878)	-	-	109,147	-	94,269

Balance, June 30, 2010	$61,525	$25,922,149	$45,114,749	$(476,920)	$(2,335,418)	$145,982	$68,432,067

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net income (loss)	$(926,525)	$1,041,661
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	598,230	704,834
Provision for loan losses	5,632,000	1,217,423
Deferred income taxes benefit	(1,909,367)	(351,201)
ESOP expense	94,269	72,110
Amortization (accretion) of premiums and discounts on investments securities, net	(151,796)	(93,550)
Amortization of mortgage servicing rights	155,397	86,582
Net gain on sale of investment securities available for sale	-	(28,530)
Net gain on disposal of fixed assets	-	(8,200)
Loss on sale of other real estate owned	173,160	-
Write down of other real estate owned	865,282	-
Decrease in accrued interest receivable	131,497	137,629
Decrease in accrued interest payable	(365,256)	(140,558)
(Decrease) increase in other liabilities	(1,990,867)	533,664
Earnings on bank-owned life insurance	(418,966)	(374,111)
Decrease (increase) in other assets	288,058	(878,599)
Increase in prepaid FDIC assessment	(2,372,396)	(186,679)
Amortization of loan origination fees and costs	(591,092)	(80,266)
Net Cash (Used in) Provided by Operating Activities	(788,372)	1,652,209

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	121,965	371,509
Investment securities available for sale	13,834,357	8,513,425
Proceeds from sales, investment securities available for sale	-	1,149,754
Purchases of investment securities available for sale	(15,578,425)	(14,880,386)
Loan purchases	(17,368,288)	(35,661,199)
Loan originations and principal collections, net	34,393,431	1,788,394
Proceeds from sale of other real estate owned	1,240,473	-
Purchase of other real estate owned	-	(780,281)
Purchases of bank-owned life insurance	-	(5,000,000)
Net decrease in restricted stock	-	328,700
Purchases of property and equipment	(389,619)	(269,710)
Net Cash Provided by (Used in) Investing Activities	16,253,894	(44,439,794)

Cash Flows from Financing Activities
Net increase in deposits	34,399,276	73,256,524
Net decrease in short-term borrowings	-	(8,500,000)
Proceeds from long-term borrowings	3,000,000	5,000,000
Repayment of long-term borrowings	(31,687,747)	(5,341,140)
Increase in advances from borrowers for taxes and insurance	1,748,960	2,059,262
Cash dividends paid	(244,675)	(332,235)
Treasury stock purchased	(457,920)	-
Net Cash Provided by Financing Activities	6,757,894	66,142,411

Net Increase in Cash and Cash Equivalents	22,223,416	23,354,826

Cash and Cash Equivalents - Beginning	25,324,599	12,922,297

Cash and Cash Equivalents - Ending	$47,548,015	$36,277,123

Supplementary Cash Flows Information
Interest paid	$10,930,415	$14,373,687
Income taxes paid	$830,750	$455,300
Non-cash transfer of loans to other real estate owned	$2,327,454	$4,036,865

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s seven full-service branches in Chester County, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of June 30, 2010 and September 30, 2009, SAMG’s total assets were $34,709 and $34,709, respectively.  There was no income reported for SAMG for the three and nine months ended June 30, 2010 and 2009.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at June 30, 2010, and September 30, 2009 and for the three and nine months ended June 30, 2010 and 2009 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States.   However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2009, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  The results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2010, or any other period.

In accordance with the subsequent events topic of the FASB Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of June 30, 2010.

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

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester and Delaware County, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by, among other factors, the region’s economy.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At June 30, 2010 and September 30, 2009, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Allowance for Loan Losses

The Company maintains allowances for loan losses at a level deemed sufficient to absorb probable losses.  The allowance for loan losses is established through a provision for loan losses charged as an expense.  Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable losses on existing loans that may become uncollectible based on evaluations of the collectibility of loans, and prior loss experience.  The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values.  However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.  The Company also maintains an allowance for losses on commitments to extend credit, which is included in other liabilities and is computed using information similar to that used to determine the allowance for loans, modified to take into account the probability of drawdown on the commitment as well as inherent risk factors on those commitments.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of June 30, 2010 and September 30, 2009, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In December 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $39,601 and $80,736 for the three and nine months ended June 30, 2010, respectively.  The Company’s matching contribution related to the plan resulted in expenses of $43,328 and $97,171 for the three and nine months ended June 30, 2009, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $856,874 and $749,317 at June 30, 2010 and September 30, 2009, respectively. Distributions made for the nine months ended June 30, 2010 and 2009 were $17,921 and $6,675, respectively.  The expense associated with the Plans for the three and nine months ended June 30, 2010 was $42,442 and $124,133, respectively.  The expense associated with the Plans for the three and nine months ended June 30, 2009 was $45,060 and $119,665, respectively.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows for the periods indicated below

	For the Three Months Ended		For the Nine months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Unrealized holding gains on available for sale securities	$141,928	$165,005	$188,864	$203,050
Reclassification adjustment for gains included in operations	-	1,325	-	28,530
Net Unrealized Gains	141,928	166,330	188,864	231,580
Income tax	48,256	61,606	64,326	99,659
Net of Tax Amount	$93,672	$104,724	$124,538	$131,921

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 3:  Fair Value Measurements in the notes to the Company’s audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  These new disclosure requirements were effective for the period ended June 30, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending September 30, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption will have no impact on the Company’s statements of operations and financial condition.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of June 30, 2010 and for the three and nine months ended June 30, 2010 and June 30, 2009  the Company had not issued and did not have any outstanding CSEs and at the present time, the Bank’s capital structure has no potential dilutive securities.  For the three and nine months ended June 30, 2010 and 2009, basic earnings per share is shown below

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine months Ended June 30,
	2010	2009	2010	2009

Net Income (Loss)	$286,884	$154,271	$(926,525)	$1,041,661

Average common shares outstanding	6,122,756	6,152,500	6,122,533	6,152,500
Average unearned ESOP shares	(214,921)	(228,318)	(218,282)	(231,690)
Weighted average shares outstanding – basic	5,907,835	5,924,182	5,904,251	5,920,810

Earnings (Loss) per share – basic	$0.05	$0.03	($0.16)	$0.18

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and nine months ended June 30, 2010, there were 3,351 and 10,053 shares committed to be released, respectively, and ESOP expense was $30,510 and $94,269, respectively.  During the three and nine months ended June 30, 2009, there were 3,350 and 10,051 shares committed to be released, respectively, and ESOP expense was $9,790 and $72,110, respectively.  At June 30, 2010, there were 213,255 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.8 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At June 30, 2010 and September 30, 2009, all of the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government agencies	$7,197,237	$35,792	$-	$7,233,029
FHLB notes	3,498,037	22,208	-	3,520,245
State and municipal obligations	1,199,932	12,077	(18,000)	1,194,009
Single issuer trust preferred security	1,000,000	-	(212,860)	787,140
Corporate debt securities	1,962,123	36,610	(26,113)	1,972,620

	14,857,329	106,687	(256,973)	14,707,043

Mortgage-backed securities:
FNMA:
Adjustable	3,499,778	167,437	-	3,667,215
Fixed	1,626,736	52,343	-	1,679,079
Balloon	3,388	32	-	3,420
FHLMC:
Adjustable	902,066	26,424	-	928,490
Fixed	513,672	42,794	-	556,466
GNMA, adjustable	171,909	2,974	-	174,883
CMO, fixed-rate	7,358,611	81,472	(2,005)	7,438,078

	14,076,160	373,476	(2,005)	14,447,631

	$28,933,489	$480,163	$(258,978)	$29,154,674

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. government obligations	$999,480	$11,457	$-	$1,010,937
U.S. government agencies	5,448,761	25,241	-	5,474,002
FHLB notes	3,496,874	71,251	-	3,568,125
State and municipal obligations	1,767,569	9,038	(17,363)	1,759,244
Single issuer trust preferred security	1,000,000	-	(361,580)	638,420
Corporate debt securities	1,288,429	37,236	-	1,325,665

	14,001,113	154,223	(378,943)	13,776,393

Mortgage-backed securities:
FNMA:
Adjustable	4,545,602	151,558	(627)	4,696,533
Fixed	2,093,663	40,543	-	2,134,206
Balloon	432,342	4,500	-	436,842
FHLMC:
Adjustable	1,105,739	11,059	(1,233)	1,115,565
Fixed	667,911	46,362	-	714,273
GNMA, adjustable	203,378	2,199	-	205,577
CMO, fixed-rate	4,015,521	13,126	(10,446)	4,018,201

	13,064,156	269,347	(12,306)	13,321,197

	$27,065,269	$423,570	$(391,249)	$27,097,590

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at June 30, 2010 and September 30, 2009 consisted of the following:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable	$272,361	$7,560	$-	$279,921
GNMA, fixed	1,595	135	-	1,730
FNMA, fixed	4,473,899	203,123	-	4,677,022

	$4,747,855	$210,818	$-	$4,958,673

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed securities:
GNMA, adjustable	$298,049	$7,025	$-	$305,074
GNMA, fixed	2,236	166	-	2,402
FNMA, fixed	4,541,891	92,735	-	4,634,626

	$4,842,176	$99,926	$-	$4,942,102

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at June 30, 2010 and September 30, 2009 that were in an unrealized loss position.

	June 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Investment Securities Available for Sale
State and municipal obligations	$-	$-	$27,000	$(18,000)	$27,000	$(18,000)
Single issuer trust preferred security	-	-	787,140	(212,860)	787,140	(212,860)
Corporate debt security	861,684	(26,113)	-	-	861,684	(26,113)
Mortgage-backed securities:
CMO, fixed-rate	741,482	(2,005)	-	-	741,482	(2,005)

	$1,603,166	$(28,118)	$814,140	$(230,860)	$2,417,306	$(258,978)

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

The Company held no securities classified as held to maturity which were in an unrealized loss position at June 30, 2010 and September 30, 2009.

As of June 30, 2010, the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2010, the Company held one tax-free municipal, three corporate debt securities, one agency mortgage-backed security and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2010 represents other-than-temporary impairment.

During the nine month ended June 30, 2010, the gross unrealized loss of the single issuer trust preferred security improved by $148,720 from an unrealized loss at September 30, 2009 of $361,580 to an unrealized loss of $212,860 as of June 30, 2010. The stability of the underlying credit and the financial markets has contributed to this improvement. The historic changes in the economy and interest rates have caused the pricing of agency, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the June 2010 quarter, but slight signs of improvement have recently occurred that has slightly stabilized the market. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At June 30, 2010 and September 30, 2009 the Company had no securities pledged to secure public deposits.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2010 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$2,298,600	$2,318,348	$-	$-
Over 1 year through 5 years	11,558,729	11,601,555	-	-
Over 10 years	1,000,000	787,140
	14,857,329	14,707,043	-	-

Mortgage-backed securities	14,076,160	14,447,631	4,747,855	4,958,673

	$28,933,489	$29,154,674	$4,747,855	$4,958,673

Note 6 - Loans Receivable

Loans receivable consisted of the following for the periods indicated below:

	June 30, 2010	September 30, 2009

Mortgage Loans:
One-to four-family	$242,331,654	$252,307,828
Multi-family	6,964,033	9,613,184
Construction or development	29,061,088	37,507,536
Land loans	3,209,894	3,236,550
Commercial real estate	148,969,875	142,863,313
Total Mortgage Loans	430,536,544	445,528,411

Commercial Loans	13,948,893	15,647,219

Consumer loans:
Home equity lines of credit	19,787,169	19,149,135
Second mortgages	109,324,198	113,943,091
Other	1,150,076	1,142,967
Total Consumer Loans	130,261,443	134,235,193

Total Loans	574,746,880	595,410,823

Deferred loan costs, net	3,551,921	3,872,025
Allowance for loan losses	(9,126,968)	(5,717,510)

	$569,171,833	$593,565,338

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable (Continued)

Included in loans receivable are nonaccrual loans in the amount of $23,714,397 and $14,194,724 at June 30, 2010 and September 30, 2009, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms was $430,482 and $283,746 for the three months ended June 30, 2010 and 2009, respectively, and was $1.0 million and $492,851for the nine-months ended June 30, 2010 and 2009, respectively.  There were no loans past due 90 days or more and still accruing interest at June 30, 2010 or September 30, 2009.

The following is an analysis of the activity in the allowance for loan losses during the periods indicated:

	Nine months Ended	Nine months Ended	Year Ended
	June 30, 2010	June 30, 2009	September 30, 2009

Balance at beginning of period	$5,717,510	$5,504,512	$5,504,512

Provision for loan losses	5,632,000	1,217,423	2,280,100

Charge-offs	(2,225,460)	(1,682,273)	(2,096,928)
Recoveries	2,918	3,695	29,826
Net Charge-offs	(2,222,542)	(1,678,578)	(2,067,102)
Balance at end of period	$9,126,968	$5,043,357	$5,717,510

At June 30, 2010 and September 30, 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loan’s collateral.  At June 30, 2010, of the $12.3 million of troubled debt restructurings, $3.1 million were considered impaired due to reduced collateral value of the properties securing the loans and a specific valuation allowance of $461,000 was established.  The loans have been classified as performing troubled debt restructurings since we modified the payment terms from the original agreement and allowed the borrower to make interest only payments in order to relieve some of their overall cash flow burden.

	June 30, 2010	September 30, 2009

Impaired loans without an allocated valuation allowance	$1,739,079	$10,570,188
Impaired loans with an allocated valuation allowance	12,243,276	3,624,536

Total impaired loans	$13,982,355	$14,194,724
Valuation allowance allocated to impaired loans	$3,234,728	$2,057,318

	Nine months Ended	Year Ended
	June 30, 2010	September 30, 2009

Average impaired loans	$12,242,940	$14,285,848
Interest income recognized on impaired loans	$260,827	$698,270
Cash basis collections on impaired loans	$261,648	$859,681

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2010, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2010, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status of “well-capitalized.”

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio

As of June 30, 2010:
Tangible Capital (to tangible assets)	$61,307,341	8.87%	$	>10,362,886	>1.50%	N/A
Core Capital (to adjusted tangible assets)	61,307,341	8.87		>27,634,363	>4.00	$ >34,542,953	> 5.00%
Tier 1 Capital (to risk-weighted assets)	61,307,341	11.77		>20,841,415	>4.00	>31,262,122	> 6.00
Total risk-based Capital (to risk-weighted assets)	67,199,581	12.90		>41,682,829	>8.00	>52,103,537	>10.00

As of September 30, 2009:
Tangible Capital (to tangible assets)	$62,247,317	9.07%	$	>10,297,204	>1.50%	N/A
Core Capital (to adjusted tangible assets)	62,247,317	9.07		>27,459,211	>4.00	$ >34,324,014	> 5.00%
Tier 1 Capital (to risk-weighted assets)	62,247,317	11.96		>20,815,426	>4.00	>31,223,140	> 6.00
Total risk-based Capital (to risk-weighted assets)	65,907,510	12.67		>41,630,853	>8.00	>52,038,566	>10.00

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2010 and September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2010 and September 30, 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of June 30, 2010 or September 30, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
U.S. government agencies	$7,233,029	$-	$7,233,029	$-
FHLB notes	3,520,245	-	3,520,245	-
State and municipal obligations	1,194,009	-	1,194,009	-
Single issuer trust preferred security	787,140	-	787,140	-
Corporate debt securities	1,972,620	-	1,972,620	-
Total investment securities available for sale	14,707,043	-	14,707,043	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable	3,667,215	-	3,667,215	-
Fixed	1,679,079	-	1,679,079	-
Balloon	3,420	-	3,420	-
FHLMC:
Adjustable	928,490	-	928,490	-
Fixed	556,466	-	556,466	-
GNMA, adjustable	174,883	-	174,883	-
CMO, fixed-rate	7,438,078	-	7,438,078	-
Total mortgage-backed securities available for sale	14,447,631	-	14,447,631	-

Total	$29,154,674	$-	$29,154,674	$-

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
U.S. government obligations	$1,010,937	$-	$1,010,937	$-
U.S. government agencies	5,474,002	-	5,474,002	-
FHLB notes	3,568,125	-	3,568,125	-
State and municipal obligations	1,759,244	-	1,759,244	-
Single issuer trust preferred security	638,420	-	638,420	-
Corporate debt securities	1,325,665	-	1,325,665	-
Total investment securities available for sale	13,776,393	-	13,776,393	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable	4,696,533	-	4,696,533	-
Fixed	2,134,206	-	2,134,206	-
Balloon	436,842	-	436,842	-
FHLMC:
Adjustable	1,115,565	-	1,115,565	-
Fixed	714,273	-	714,273	-
GNMA, adjustable	205,577	-	205,577	-
CMO, fixed-rate	4,018,201	-	4,018,201	-
Total mortgage-backed securities available for sale	13,321,197	-	13,321,197	-

Total	$27,097,590	$-	$27,097,590	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2010 and September 30, 2009:

	June 30, 2010
	Total	Level 1	Level 2	Level 3

Other real estate owned	$3,588,113	$-	$-	$3,588,113
Impaired loans	9,008,548	-	-	9,008,548

Total	$12,596,661	$-	$-	$12,596,661

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Other real estate owned	$5,874,854	$-	$-	$5,874,854
Impaired loans	1,567,218	-	-	1,567,218

Total	$7,460,072	$-	$-	$7,460,072

The table below presents a summary of activity in our other real estate owned during the nine months ended June 30, 2010:

	Balance as of				Balance as of
	September 30, 2009	Additions	Sales, net	Write-downs	June 30, 2010

One-to four-family	$1,567,600	$1,164,150	$540,244	$182,782	$2,008,724
Multi-family	-	146,981	-	-	146,981
Commercial real estate	4,006,291	-	592,041	682,500	2,731,750
Commercial	19,615	-	-	-	19,615
Second mortgages	85,008	-	85,008	-	-
Construction and development	196,340	1,016,323	196,340	-	1,016,323

Total	$5,874,854	$2,327,454	$1,413,633	$865,282	$5,923,393

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2010 and September 30, 2009 are presented below:

	June 30, 2010		September 30, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$47,548,015	$47,548,015	$25,324,599	$25,324,599
Investment securities available for sale	29,154,674	29,154,674	27,097,590	27,097,590
Investment securities held to maturity	4,747,855	4,958,673	4,842,176	4,942,102
Loans receivable	569,171,833	578,667,287	593,565,338	597,729,181
Accrued interest receivable	2,094,709	2,094,709	2,226,206	2,226,206
Restricted stock	6,566,973	6,566,973	6,566,973	6,566,973
Mortgage servicing rights	136,586	136,586	291,983	291,983

Financial liabilities:
Deposits	550,909,954	553,366,604	516,510,678	518,478,826
Long-term borrowings (FHLB advances)	70,933,298	73,974,536	99,621,045	100,713,237
Accrued interest payable	341,639	341,639	706,896	706,895

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Nine months Ended June 30,
	2010	2009

At federal statutory rate	$(613,444)	$463,462
Adjustments resulting from:
State tax, net of federal benefit	(115,303)	38,552
Tax-exempt interest	(23,460)	(36,746)
Low-income housing credit	(30,676)	(30,677)
Earnings on bank-owned life insurance	(142,449)	(127,198)
Other	47,611	14,068
	$(877,721)	$321,461

The Company’s effective tax rate was (48.65%), and 23.58% for the nine months ended June 30, 2010 and 2009, respectively.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder).  Forward looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Malvern Federal Bancorp, Inc. and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Malvern Federal Bancorp, Inc. and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Malvern Federal Bancorp, Inc. is or will be doing business, being less favorable than expected; (6) political and social unrest, including acts of war or terrorism; or (7) legislation or changes in regulatory requirements adversely affecting the business in which Malvern Federal Bancorp, Inc. is engaged. Malvern Federal Bancorp, Inc. undertakes no obligation to update these forward looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania.  The Bank currently conducts its business from its headquarters and seven additional financial centers, with an eighth full-service financial center, which will be located in Concordville, Pennsylvania, expected to open in the summer of 2010.

The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”).  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

As the result of a recently completed examination by the Office of Thrift Supervision (the “OTS”), in July 2010 the OTS issued a supervisory directive to the Bank and notified it that the Bank was deemed to be in troubled condition, as defined in OTS regulations. Pursuant to the supervisory directive, the Bank is, among other things, with certain limited exceptions, prohibited from making, investing in, refinancing, modifying or committing to, any commercial real estate loan or any commercial business loan unless it has received written non-objection of the OTS.  The provisions of the supervisory directive restrict the ability of the Bank to make new commercial real estate loans or commercial business loans or to modify existing commercial real estate and commercial business loans. The supervisory directive also will impact our ability to work-out or modify the terms of existing commercial real estate loans or commercial business loans that are non-performing or troubled, unless we receive prior OTS non-objection, as we are permitted to refinance, modify or extend such loans without prior OTS approval only if refinancing by a third party is not reasonably feasible and no new funds are advanced by the Bank. As a result of such notification, the Bank now is also subject to certain additional restrictions, which are not expected to have any significant impact on our operations, including: limits on the amount of our asset growth in any quarter; a requirement that we notify the OTS prior to adding any director or senior executive officer or before we enter into, renew, extend or revise any compensation or benefits arrangement with any director or officer of the Bank; making any “golden parachute payment,” as defined; making any capital distributions from the Bank, as defined, without prior OTS approval; entering into any transactions with affiliates; and accepting brokered deposits.

Critical Accounting Policies

In reviewing and understanding financial information for Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our unaudited consolidated financial statements included elsewhere herein. The accounting and financial reporting policies of Malvern Federal Bancorp, Inc. conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the unaudited consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  The allowance for loan losses is increased by charges to the provision for loan losses and decreased by charge-offs (net of recoveries). The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. A management Asset Classification Committee meets on a quarterly basis to evaluate the adequacy of the allowance for loan losses. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolio and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans, a general allowance, or in some cases a specific allowance, on all classified loans which are not impaired and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. An allowance for loan loss is created on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon appraised value of the collateral or independent market prices. Once an evaluation identifies the possibility of impairment, current third party appraisals are obtained as soon as practicable. The third party appraisals with respect to impaired loans are updated at least every six months thereafter for the purpose of maintaining current collateral values.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

We segregate loans by category and create a general valuation allowance for each category on classified and criticized loans which are not impaired. The categories used by the Company include “special mention”, “substandard” and “doubtful”. For commercial real estate, construction or development, and consumer second mortgage loans, the determination of the category for each loan is based on qualitative periodic reviews of our lending officers and Asset Classification Committee, as well as an independent, third-party consultant. These reviews include consideration of such factors as payment performance, current financial data and cash flow projections, aggregated customer debt, collateral evaluations, geographic trends, and current economic and business conditions. A similar review is performed to determine the category for mortgage and consumer loans, including home equity line of credit loans. Each category carries a general rate for the allowance percentage to be assigned to the loans within that category. A loan is classified within a category based on identified weaknesses. Each category is assigned a general rate for the allowance percentage which is allocated to the loans within that category. The general allowance percentage is based on the inherent losses associated with each type of lending by considering our loss history with each type of loan, current trends in credit quality and collateral values, and an evaluation of current economic and business conditions. However, the actual allowance percentage assigned to each loan within a category is adjusted for the specific circumstances of each classified loan, including an evaluation of the appraised value of the specific collateral for the loan, and will often differ from the general rate for the category. It is expected that more of these classified loans will prove to be uncollectible compared to loans in the general portfolio, since they represent an above-average credit risk.

A general allowance is created on non-classified loans to recognize the inherent losses associated with lending activities. Unlike classified loans, the allowance for non-classified loans is not established on a loan-by-loan basis. This general allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The need to further segregate the loans within each category is determined after each category is further evaluated. Loans included in our residential loan portfolio typically have high credit scores and strong loan-to value ratios, generally 80% or below at origination. Loans in the home equity line of credit portfolio have a slightly higher risk than loans in the single family first mortgage residential loan portfolio due to the second lien position of the majority of those loans, however these loans generally have high credit scores and combined (including the first lien) loan-to-value ratios up to a maximum of 80% at the time of origination. These portfolios have been slightly impacted by the recent depreciation in housing prices but not significantly enough to increase our loss percentage assumptions. A further analysis is performed on our commercial real estate, construction or development, and consumer second mortgage loans in which we segregated the loans based on the purpose of the loan and the collateral securing the loan. Risk factors considered for each type of loan include trends in collateral value and credit quality, the impact of current economic and business conditions, as well as historical loss experience. Residential housing price estimates are determined using regional economic quarterly reporting and forecasts provided by the Federal Reserve Bank of Philadelphia and the Federal Housing Finance Agency. Commercial real estate pricing trends and forecasts are obtained by the Federal Reserve Bank of Philadelphia’s economic and business forecast reports, as well as Robert Morris Associates’ reports and publications on commercial real estate in the local market area. Prior to the last eight quarters, our charge-off history was relatively insignificant. We had been using a five year time frame to evaluate historical loss experience. However, due to the recent decline in the overall economy and business conditions in general, we now consider our loss history for the eight most recent quarters in analyzing our historical losses. As a result of this analysis, during the quarter ended March 31, 2010 we increased our historical loss factors for the commercial real estate and second mortgage loan portfolios, when compared to the five year time horizon that we previously used. Our analysis during the June 30, 2010 quarter determined that no changes were needed to the loss factors for the commercial real estate and second mortgage loan categories for the quarter. The loss factors used for our other loan categories in establishing our allowance for loan losses at June 30, 2010 remained relatively consistent with our analysis used in prior periods.

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

Comparison of Financial Condition at June 30, 2010 and September 30, 2009

The Company’s total assets amounted to $695.3 million at June 30, 2010 compared to $691.6 million at September 30, 2009.  The primary reason for the $3.7 million increase in assets during first nine months of fiscal 2010 was an increase in cash and cash equivalents in the amount of $22.2 million, as well as an increase in the investment securities available for sale and held to maturity portfolios by an aggregate of $2.0 million, or 6.15%, at June 30, 2010 compared to September 30, 2009, and a $2.6 million increase in other assets at June 30, 2010 due to the prepayment of our deposit insurance assessment as mandated by the FDIC for all federally insured depository institutions. These increases were partially offset by a $20.7 million decrease in total gross loans. The decrease in loan demand from consumers as well as enhanced loan qualification requirements we have imposed for higher risk loan categories, such as commercial real estate, construction and development, multi-family and consumer second mortgage loans, have contributed to this reduction in the outstanding balance of our total loan portfolio. The Company’s total other real estate owned (“REO”) amounted to $5.9 million at June 30, 2010 and September 30, 2009.  During the nine month-period ended June 30, 2010, activity in REO included $2.3 million in additions, $1.4 million in sales and an aggregate of $865,000 in write-downs in collateral value, which was reflected in other real estate owned expense for the first nine months of fiscal year 2010.  One single-family residential property is scheduled to be sold and settled in the fourth quarter of fiscal 2010 with no expected loss.

Our total liabilities at June 30, 2010, amounted to $626.9 million compared to $621.8 million at September 30, 2009.  The $5.1 million, or 0.82% increase in total liabilities was due primarily to an increase in total deposits of $34.4 million in the first nine months of fiscal 2010.  Our total deposits amounted to $550.9 million at June 30, 2010 compared to $516.5 million at September 30, 2009.   There was a $28.7 million decrease in our FHLB advances, which are long-term borrowings with a higher cost of funds compared to market interest rates at June 30, 2010 compared to September 30, 2009.  There was also a $2.0 million decrease in other liabilities at June 30, 2010 compared to September 30, 2009, which was primarily due to a $2.3 million order to purchase certain investment securities which had not been settled as of September 30, 2009 and which settled in October 2009 upon delivery of the securities.

Shareholders’ equity decreased by $1.4 million to $68.4 million at June 30, 2010 compared to $69.8 million at September 30, 2009 primarily due to a decrease in retained earnings and an aggregate of $458,000 in repurchases of stock during the first nine months of fiscal 2010.  We repurchased a total of 50,000 shares under our share repurchase program from the time it was announced on May 7, 2009 until it expired on May 7, 2010.  Retained earnings decreased by $1.2 million to $45.1 million at June 30, 2010 as a result of the $927,000 net loss and the payment of $245,000 in cash dividends during the first nine months of fiscal 2010.

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	June 30, 2010	March 31, 2010	September 30, 2009
	(Dollars In thousands)

Loans 31-89 days delinquent:
One-to four-family	$2,061	$2,555	$5,166
Commercial real estate	-	638	1,939
Commercial	12	-	68
Home equity lines of credit	-	18	-
Second mortgages	2,966	1,461	1,323
Other	10	5	38
Total	$5,049	$4,677	$8,534

The table below sets forth non-performing assets and troubled debt restructurings which are neither non-accruing or more than 90 days past due and still accruing in our portfolio at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest at June 30, 2010, March 31, 2010 or September 30, 2009.  Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates when the borrower is experiencing financial difficulty.

	June 30, 2010	March 31, 2010	September 30, 2009
	(Dollars In thousands)
Non-accruing loans:
One-to four-family	$7,808	$9,125	$3,809
Multi-family	1,537	1,982	-
Commercial real estate	4,773	4,040	785
Construction or development	5,115	6,286	7,086
Commercial	916	944	35
Home equity lines of credit	475	458	407
Second mortgages	3,084	2,567	2,072
Other	6	4	1
Total non-accruing loans	23,714	25,406	14,195
Other real estate owned and other foreclosed assets:
One-to four-family	2,008	1,079	1,568
Multi-family	147	-	-
Commercial real estate	2,732	2,925	4,006
Commercial	20	20	20
Second mortgages	-	-	85
Construction or development	1,016	-	196
Total	5,923	4,024	5,875
Total non-performing assets	29,637	29,430	20,070

Performing troubled debt restructurings:
One-to four-family	2,279	2,158	-
Multi-family	612	612	-
Commercial real estate	7,991	8,472	25
Land loans	1,170	1,170	-
Commercial	237	200	-
Total	12,289	12,612	25
Total non-performing assets and performing troubled debt restructurings	$41,926	$42,042	$20,095
Ratios:
Total non-accrual loans as a percent of gross loans	4.13%	4.36%	2.38%
Total non-performing assets as a percent of total assets	4.26%	4.23%	2.90%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	6.03%	6.04%	2.91%

The Company’s total non-performing assets amounted to $29.6 million at June 30, 2010, a $207,000 increase compared to total non-performing assets at March 31, 2010 and a $9.6 million increase compared to total non-performing assets at September 30, 2009.  The $9.6 million increase in non-performing assets at June 30, 2010 compared to September 30, 2009 was due primarily to an increase in non-accruing loans in the amount of $9.5 million, primarily as a result of increases in the amounts of non-accruing single-family residential mortgage loans, commercial real estate loans, multi-family residential mortgage loans and second mortgages.  The increase in non-performing assets at June 30, 2010 when compared to March 31, 2010 was due to an increase in other real estate owned and other foreclosed assets in the amount of $1.9 million which was largely offset by a $1.7 million decrease in total non-accruing loans.

The primary reasons for the $9.6 million increase in non-performing loans at June 30, 2010 compared to September 30, 2009 are the following.

●
A $4.0 million increase in non-accruing single-family residential mortgage loans. At June 30, 2010, we had $7.8 million of non-accruing single-family residential mortgage loans, comprised of 17 loans, compared to 21 non-accruing single-family residential mortgage loans with an aggregate carrying value of $9.1 million at March 31, 2010 and 12 non-accruing single-family residential mortgage loans with an aggregate carrying value of $3.8 million at September 30, 2010.  All of the Company’s non-accruing single-family residential mortgage loans at June 30, 2010 were secured by properties located in our local market area. During the quarter ended June 30, 2010, two single-family residential mortgage loans, with an aggregate outstanding balance of $740,000 and which were previously on non-accrual status, were brought current by the borrowers and were returned to performing status and two other non-accruing single-family residential mortgage loans, with an aggregate carrying value of $564,000, were transferred to real estate owned.

●
A $4.0 million increase in non-accruing commercial real estate loans. At June 30, 2010, we had $4.8 million of non-accruing commercial real estate loans compared to $4.0 million and $785,000, respectively, at March 31, 2010 and September 30, 2009. The increase in non-accruing commercial real estate loans during the first nine months of fiscal 2010 was due primarily to the following two loan relationships.

●●
Four loans to one borrower and affiliated entities with an aggregate outstanding balance of $3.1 million at June 30, 2010. The loans are collateralized by a first lien on a manufacturing building located in Mercersburg, Pennsylvania, a first and second mortgage and assignment of rents on a second manufacturing building and three vacant lots located in Mercersburg and a first mortgage and assignment of rents on a property in Center City, Philadelphia. The borrower, a woodworking company, has filed for liquidation under Chapter 7 of the bankruptcy code. The loans were put on non-accrual status in March 2010 and were also deemed to be impaired as of June 30, 2010.  The aggregate appraised value of the collateral securing these loans was approximately $3.4 million and we have allocated $256,000 of our allowance for loan losses to these loans. At June 30, 2010, we also have two non-accruing commercial business loans to a related entity, which are described below.

●●
Two loans to one borrower with an aggregate outstanding balance of $1.1 million at June 30, 2010.  The loans, which are secured by first mortgages on a warehouse/office building and a retail/office building, both of which are in Philadelphia and have an aggregate appraised value of $1.3 million, were placed on non-accrual status during the quarter ended June 30, 2010 and are deemed to be impaired.  In addition to these two loans, at June 30, 2010, this borrower was more than one year past due on a $960,000 loan which has been on non-accruing status since October 31, 2009, and which is secured by a residence in Melrose Park, Pennsylvania and a vacation home in Ventnor, New Jersey.  In addition, we had another commercial real estate loan to this borrower which had an outstanding balance of $3.1 million at June 30, 2010 and which is secured by first liens on seven mixed-use buildings and apartment buildings in the greater Philadelphia area with an aggregate appraised value of $5.3 million as of May 2010.  This $3.1 million loan, which was 30 days past due at June 30, 2010, was restructured during the March 2010 quarter and was considered a performing troubled debt restructuring at June 30, 2010.

●
An $881,000 increase in non-accruing commercial business loans to $916,000 at June 30, 2010 compared to $35,000 at September 30, 2009. The reason for the increase relates to two commercial loans to one borrower with an aggregate carrying value of $888,000 at June 30, 2010 which were placed on non-accrual status in the second quarter of fiscal 2010. These loans are secured by the equipment, inventory and accounts receivable for the woodworking business described above which is in bankruptcy and is the borrower on our $3.1 million non-accruing commercial real estate loan.

●
A $1.5 million increase in our non-accruing multi-family residential mortgage loans to $1.5 million at June 30, 2010 compared to zero at September 30, 2009.  Our non-accruing multi-family residential mortgage loans at June 30, 2010 consist of one loan which was originated in 2006 and is secured by a 34-unit apartment building located in Delaware County, Pennsylvania.  The loan was placed on non-accrual status in March 2010 and is also considered impaired.  The property, which has been listed for sale, has experienced increased vacancy rates and reductions in cash flows.  At June 30, 2010, this loan was more than 200 days past due.

●
A $1.0 million increase in non-accruing second mortgage loans to $3.1 million at June 30, 2010 compared to $2.6 million at March 31, 2010 and $2.1 million at September 30, 2009.  At June 30, 2010, we had a total of 39 non-accruing second mortgage loans compared to 35 loans and 28 loans, respectively, at March 31, 2010 and September 30, 2009.  All of our second mortgage loans are secured by liens which are subordinate to mortgages which have a priority interest over our interest and are secured primarily by properties located in southeastern Pennsylvania.

 The increase in the amounts of the Company’s non-accruing loans primarily reflects the continuing effects of the recession and a slow economic recovery in the Company’s market area.  The Company is continuing its efforts to resolve its non-performing assets without additional loss. As a local community bank, we continue to be committed to helping the local community and have been working diligently with customers to assist them during these difficult economic times and the financial difficulties they have incurred.

During the three months ended June 30, 2010 we added three loans in the amount of $396,000 to our troubled debt restructurings for two loan relationships. As a result, at June 30, 2010, we had $12.3 million of loans classified as performing (that is, they were not on non-accruing status and they were not more than 90 days past due and still accruing) troubled debt restructurings (“TDRs”). Our TDRs at June 30, 2010 include 31 loans in the aggregate comprised of $2.3 million of one-to four-family loans, $8.0 million of commercial real estate loans and $1.2 million of land loans.

The Company’s total other real estate owned (“OREO”) amounted to $5.9 million at June 30, 2010 compared to $4.0 million at March 31, 2010 and $5.9 million at September 30, 2009.  During the nine months-ended June 30, 2010 the activity in OREO included $2.3 million in additions, $1.4 million in sales and $865,000 in write-downs in collateral value, which was reflected in other real estate owned expense for the first nine months of fiscal year 2010. The $2.3 million in additions to OREO during the first nine months of fiscal 2010 included one local single-family residence with a carrying value of $1.0 million at June 30, 2010, a two unit multi-family residential property located in Pottstown, Pennsylvania with a carrying value of $147,000 at June 30, 2010, and five local single-family residential properties located in Chester and Montgomery Counties totaling $1.2 million.

While the amount of our non-performing assets at June 30, 2010 increased compared to September 30, 2009, the amount of the Company’s loans delinquent 31 to 89 days decreased to $5.0 million at June 30, 2010 from $8.5 million at September 30, 2009.  The Company is attempting to work with its borrowers to bring all of its delinquent and non-performing loans current, but no assurance can be given that there may not be further increases in the Company’s non-accruing loans in future periods.

Comparison of Our Operating Results for the Three and Nine months Ended June 30, 2010 and 2009

General.  Our net income was $287,000 for the three months ended June 30, 2010 compared to net income of $154,000 for the three months ended June 30, 2009.  On a per share basis, net income was $0.05 per share for the quarter ended June 30, 2010, compared to net income of $0.03 per share for the quarter ended June 30, 2009. The primary reason for the $133,000, or 86.0% increase in our net income in the third quarter of fiscal 2010 compared to the third quarter in fiscal 2009 was an increase of $1.1 million in net interest income, partially offset by a $243,000 decrease in other income and an increase of $740,000 in the provision for loan losses. A decrease in other expenses of $110,000 and a $105,000 decrease in income taxes also contributed to the increase in net income during the third quarter. The decrease in other expenses primarily was the result of an $188,000 decrease in federal deposit insurance premium. Our interest rate spread of 2.89% and net interest margin of 3.06% for the three months ended June 30, 2010 improved when compared to a net interest spread of 2.04% and a net interest margin of 2.36% for the three months ended June 30, 2009.

Our net loss was $927,000 for the nine months ended June 30, 2010 compared to net income of $1.0 million for the nine months ended June 30, 2009.  On a per share basis, the net loss was $0.16 per share for the nine months ended June 30, 2010, compared to net income of $0.18 per share for the nine months ended June 30, 2009. The primary reasons for the net loss reported for the first nine months of fiscal 2010 compared to the net income reported for the comparable period in fiscal 2009 were increases in the provision for loan losses of $4.4 million and $1.4 million in other expenses, which were partially offset by a $2.8 million increase in net interest income and a $1.2 million decrease in income taxes. The increase in other expenses in the fiscal 2010 period primarily was the result of a $512,000 increase in federal deposit insurance premium, an $804,000 increase in other real estate owned expense, along with a $298,000 increase in data processing costs. Our interest rate spread of 2.81% and net interest margin of 3.00% for the nine months ended June 30, 2010 reflected improvements when compared to a net interest spread of 2.12% and a net interest margin of 2.44% for the three months ended June 30, 2009.

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

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$580,124	$7,983	5.52%	$600,090	$8,343	5.56%
Investment securities	35,632	259	2.92	29,116	233	3.19
Deposits in other banks	33,708	9	0.11	22,753	16	0.30
FHLB stock	6,567	-	0.00	6,567	-	0.00
Total interest-earning assets	656,031	8,251	5.04	658,526	8,592	5.20
Non-interest-earning assets	41,100			34,978
Total assets	$697,131			$693,504

Interest Bearing Liabilities:
Demand and NOW accounts	$84,530	170	0.81	$87,764	465	2.12
Money market accounts	65,161	167	1.03	57,170	197	1.36
Savings accounts	41,967	28	0.27	39,220	28	0.28
Time deposits	336,932	2,059	2.45	309,264	2,716	3.52
Total deposits	528,590	2,424	1.84	493,418	3,406	2.76
FHLB borrowings	76,477	824	4.32	104,980	1,294	4.92
Total interest-bearing liabilities	605,067	3,248	2.15	598,398	4,700	3.16
Non-interest-bearing liabilities	23,842			26,469
Total liabilities	628,909			624,867
Shareholders’ Equity	68,222			68,637
Total liabilities and	$697,131			$693,504
shareholders’ equity
Net interest-earning assets	$50,964			$60,128
Net interest income; average interest rate spread		$5,003	2.89%		$3,892	2.04%
Net interest margin (2)			3.06%			2.36%
Average interest-earning assets to average interest-bearing liabilities	108.42%			110.05%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Nine months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$589,750	$24,345	5.52%	$596,053	$25,265	5.65%
Investment securities	32,942	765	3.10	26,983	691	3.41
Deposits in other banks	19,659	24	0.16	12,380	41	0.44
FHLB stock	6,567	-	0.00	6,495	-	0.00
Total interest-earning assets	648,918	25,134	5.18	641,911	25,997	5.40%
Non-interest-earning assets	40,369			30,759
Total assets	$689,287			$672,670

Interest Bearing Liabilities:
Demand and NOW accounts	$88,607	681	1.03	$69,010	903	1.74
Money market accounts	62,929	492	1.05	58,280	799	1.83
Savings accounts	40,523	85	0.28	38,421	107	0.37
Time deposits	318,135	6,437	2.71	306,115	8,509	3.71
Total deposits	510,194	7,695	2.02	471,826	10,318	2.92
FHLB borrowings	85,916	2,870	4.47	106,734	3,915	4.89
Total interest-bearing liabilities	596,110	10,565	2.37	578,560	14,233	3.28
Non-interest-bearing liabilities	23,937			25,132
Total liabilities	620,047			603,692
Shareholders’ Equity	69,240			68,978
Total liabilities and	$689,287			$672,670
shareholders’ equity
Net interest-earning assets	$52,808			$63,351
Net interest income; average interest rate spread		$14,569	2.81%		$11,764	2.12%
Net interest margin (2)			3.00%			2.44%
Average interest-earning assets to average interest-bearing liabilities	108.86%			110.95%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  The Company’s interest and dividend income decreased for the three months ended June 30, 2010 by $341,000 or 4.0% over the comparable 2009 period to $8.3 million.  Interest income decreased in the three months ended June 30, 2010 over the prior comparable period in fiscal 2009 due primarily to declining yields on loans and investment securities.  During the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, the average yield on the Company’s loan portfolio decreased by four basis points to 5.52% from 5.56%. The average balance of loans receivable decreased by $20.0 million, or 3.3% in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009, as a result of a decline in general market demand as indicated in decreases in the Company’s one-to four-family residential and multi-family mortgage loans and consumer second mortgage loans.  The average yield on investment securities decreased to 2.92% for the three months ended June 30, 2010 from 3.19% for the same period ended 2009 while the average balance of investment securities increased by $6.5 million during the three months ended June 30, 2010 compared to the comparable prior fiscal year period.

The Company’s interest and dividend income decreased for the nine months ended June 30, 2010 by $862,000, or 3.3% over the comparable 2009 period to $25.1 million.  As with the results for the fiscal third quarter, interest income decreased in the first nine months of fiscal 2010 over the prior comparable period in fiscal 2009 due primarily to declining yields on loans and investment securities.  During the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, the average yield on the Company’s loan portfolio decreased by 13 basis points to 5.52% from 5.65%.  The average balance of loans receivable decreased by $6.3 million, or 1.1% in the first nine months of fiscal 2010 compared to the first nine month of fiscal 2009, due primarily as a result of decreases in the Company’s one-to four-family residential and multi-family mortgage loans and consumer second mortgage loans.  The average yield on investment securities decreased to 3.10% for the nine months ended June 30, 2010 from 3.41% for the same period ended 2009. The average balance of investment securities increased by $6.0 million during the nine months ended June 30, 2010 compared to the comparable prior fiscal year period.

Interest Expense.  The Company’s interest expense for the three month period ended June 30, 2010 was $3.2 million, a decrease of $1.5 million from the three month period ended June 30, 2009. The Company had a $983,000 decrease in interest expense on total deposits and a $469,000 decrease in interest paid on FHLB borrowings during the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. The average rate paid on total deposits decreased to 1.84% for the three months ended June 30, 2010 from 2.76% for the same period in fiscal 2009, and the average rate paid on borrowed funds decreased to 4.32% in the third quarter of fiscal 2010 compared to 4.92% in the third quarter of fiscal 2009 due primarily to the repayment of approximately $10.0 million in relatively higher-costing long-term FHLB borrowings.  During the remaining three months of fiscal 2010, an additional $10.0 million of our FHLB advances, with a weighted average interest rate of 5.87%, are scheduled to mature.

The Company’s interest expense for the nine month period ended June 30, 2010 was $10.6 million, a decrease of $3.7 million from the nine month period ended June 30, 2009. The Company had a $2.6 million decrease in interest expense on total deposits and a $1.0 million decrease in interest paid on FHLB borrowings during the first nine months of fiscal 2010 compared to the first nine of fiscal 2009. The average rate paid on deposits decreased to 2.02% for the nine months ended June 30, 2010 from 2.92% for the same period in fiscal 2009, and the average rate paid on borrowed funds decreased to 4.47% in the first nine of fiscal 2010 compared to 4.89% in the first nine of fiscal 2009 due primarily to the repayment of approximately $30.0 million in relatively higher-costing long-term FHLB borrowings.

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

The provision for loan losses was $1.1 million for the quarter ended June 30, 2010 and $5.6 million for the nine months ended June 30, 2010. Our provision for loan losses amounted to $310,000 for the three months ended June 30, 2009 and $1.2 million for the nine months ended June 30, 2009.  The $740,000 increase in our provision for loan losses for the quarter ended June 30, 2010 compared to the third quarter in fiscal 2009 was due primarily to additional loans moving to classified and impaired status based on the Company’s internal review and classification during the period. The Company’s net charge-offs to the allowance for loan losses amounted to $165,000 and $2.2 million, respectively, for the three-months and nine-months ended June 30, 2010. During the quarter ended June 30, 2010, three multi-family loans in the amount of $82,000 and three consumer second mortgage loans in the amount of $83,000 accounted for the $165,000 in charge-offs. At June 30, 2010, the Company’s total non-accrual loans amounted to $23.7 million, or 4.13% of total loans, compared to $25.4 million of non-accrual loans, or 4.36%, at March 31, 2010. On a linked-quarter basis, total non-accruing loans decreased by $1.7 million, or 6.6%, to $23.7 million at June 30, 2010 compared to $25.4 million at March 31, 2010, due primarily to a $1.3 million decrease in non-accrual single-family residential mortgage loans and a $1.2 million decrease in non-accrual construction and development loans, which was partially offset by a $733,000 increase in non-accrual commercial real estate loans and a $517,000 increase in non-accrual second mortgages loans.

During the first nine months of fiscal 2010, the Company increased the coverage amounts for commercial real estate and consumer second mortgage loans based on a review of our loss experience and other factors with respect to the allowance for loan losses. We will continue to monitor and modify our allowances for loan losses as conditions dictate.  No assurances can be given that our level of allowance for loan losses will cover all of the inherent losses on our loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine months Ended June 30,		For the Year Ended September 30,
	2010	2009	2009
	(Dollars in Thousands)

Balance at beginning of period	$5,718	$5,505	$5,505
Provision for loan losses	5,632	1,217	2,280

Charge-offs:
Mortgage:
One-to four-family	824	121	124
Multi-family	82	-	-
Commercial real estate	-	-	-
Construction or development	960	-	-
Land loans	-	-	-
Commercial:
Real estate	-	1,403	1,760
Other	-	-	-
Consumer:
Home equity lines of credit	168	-	-
Second mortgages	177	131	153
Other	15	27	60
Total charge-offs	2,226	1,682	2,097
Recoveries:
Mortgage:
One-to four-family	-	-	-
Multi-family	-	-	-
Commercial real estate	-	-	25
Construction or development	-	-	-
Land loans	-	-	-
Commercial	-	-	-
Total recoveries	-	-	25
Consumer:
Home equity lines of credit	-	-	-
Second mortgages	-	-	-
Other	3	3	5
Total recoveries	3	3	30

Net charge-offs	2,223	1,679	2,067
Balance at end of period	$9,127	$5,043	$5,718

Ratios:
Ratio of allowance for loan losses to non-accrual loans	38.49%	48.03%	40.28%
Ratio of net charge-offs to average loans outstanding annualized	0.50%	0.38%	0.35%
Ratio of net charge-offs to total allowance for loan losses annualized	32.47%	44.39%	36.15%

Other Income.  Our total other, or non-interest income, was $319,000 for the three months ended June 30, 2010 compared to $562,000 for the three months ended June 30, 2009.  The decrease was due to a $107,000 decrease in transaction account service charges and other related deposit account fees and $156,000 in net loss reported on the sale of five single-family other real estate owned properties with an aggregate carrying value of $317,000, located in Norristown, Pennsylvania.  These decreases were partially offset by a $4,000 increase in earnings “on” or “from” bank-owned life insurance.

Our total other, or non-interest income, was $1.5 million for the nine months ended June 30, 2010 compared to $1.6 million for the nine months ended June 30, 2009.  The $125,000 decrease in other income was due primarily to the above-described $156,000 net loss on the sale of other real estate owned and a $37,000 decrease in the net gain on sale of investments and disposal of fixed assets.  These decreases were partially offset by a $23,000 increase in service charges and other fees and a $45,000 increase in earnings on bank owned life insurance.

Other Expenses.  Other, or non-interest, expenses of the Company decreased by $110,000 in the quarter ended June 30, 2010 from the comparable prior year period. The decrease in other operating expenses in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 was due primarily to an $187,000 decrease in federal deposit insurance premiums reflecting the impact of a special assessment by the FDIC on all insured institutions during the quarter ended June 30, 2009.  This decrease were partially offset by a $107,000 increase in data processing costs, reflecting cost associated with change of the Company’s core processor in the month of April 2010, and a $27,000 combined increase in professional fees, other real estate owned expenses and other operating expenses.

Other, or non-interest, expenses of the Company increased by $1.4 million in the nine months ended June 30, 2010 over the comparable prior year period. The increases in other expenses in the nine months ended June 30, 2010 was due primarily to an $804,000 increase in other real estate owned expense, a $512,000 increase in federal deposit insurance fees as well as a $298,000 increase in data processing costs.  The increase in federal deposit insurance premiums during the first nine months of fiscal 2010 primarily reflects the absence of a premium credit which was available during in the first nine months of fiscal 2009 and an increase in assessment rates implemented in February 2009.

Income Tax Expense.  Our income tax expense was $77,000 for the three months ended June 30, 2010 compared to income tax benefit of $28,000 for the three months ended June 30, 2009.  The increase in tax expense for the third quarter in fiscal 2010 was due to increased pre-tax net income for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

We reported an income tax benefit of $878,000 for the nine months ended June 30, 2010 compared to income tax expense of $321,000 for the nine months ended June 30, 2009.  The tax benefit for the first nine months in fiscal 2010 was due the pre-tax loss in the current period along with the tax benefits from bank-owned life insurance income and interest income on tax free municipal securities.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2010, our cash and cash equivalents amounted to $47.5 million.  In addition, at such date our available for sale investment securities amounted to $29.2 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2010, we had certificates of deposit maturing within the next 12 months amounting to $195.0 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the nine months ended June 30, 2010, the average balance of our outstanding FHLB advances was $85.9 million.  At June 30, 2010, we had $70.9 million in outstanding long-term FHLB advances and we had $244.5 million in additional FHLB advances available to us.  In addition, at June 30, 2010, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

  The following table summarizes our contractual cash obligations at June 30, 2010.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(In Thousands)
Long-term debt obligations	$20,589	$2,344	$-	$48,000	$70,933
Certificates of deposit	194,963	105,503	12,960	26,200	339,626
Operating lease obligations	84	168	147	-	399
Total contractual obligations	$215,636	$108,015	$13,107	$74,200	$410,958

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

The Company’s repurchase of its common stock made during the quarter are set forth in the following table:

Total Number
			of Shares	Maximum
			Purchased as Part of	Number of Shares
			Publicly	that May Yet
	Total Number	Average Price	Announced	be Purchased
	Of Shares	Paid per	Plans or	Under the
Period	Purchased	Share	Program	or Program (1)

April 1 – April 30, 2010	-	$-	-	88,000
May 1 – May 31, 2010	-	-	-	-
June 1 – June 30, 2010	-	-	-	-

Total	-	$-	-	-

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

MALVERN FEDERAL BANCORP, INC.

August 6, 2010	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

August 6, 2010	By:	/s/Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer