Form 10-K
period 2010-09-30
MALVERN FEDERAL BANCORP INC
filed 2010-12-20
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: September 30, 2010
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

    The aggregate market value of the 2,415,922 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $9.65 for the common stock on March 31, 2010, reported by the NASDAQ Stock Market, was approximately $23.3 million.  Shares of common stock held by the registrant’s parent, Malvern Federal Mutual Holding Company and its executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 17, 2010 was 6,102,500.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN FEDERAL BANCORP, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1.  Business.

General

On May 19, 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the then outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.

The Company is a federally chartered corporation which owns all of the issued and outstanding shares of the Bank’s common stock, the only equity securities which the Bank has issued.  While the Company is authorized to pursue all activities permitted by applicable laws and regulations for savings and loan holding companies, the Company’s only business activity to date has been holding all of the outstanding common stock of Malvern Federal Savings.  The Company does not own or lease any property, but instead uses the premises, equipment and furniture of the Bank.  At the present time, the Company employs only persons who also are officers of Malvern Federal Savings to serve as officers of the Company.  The Company also may use the Bank’s support staff from time to time.  These persons are not separately compensated by the Company.

Malvern Federal Savings is a federally chartered community-oriented savings bank which was originally organized in 1887 and is headquartered in Paoli, Pennsylvania.  The Bank currently conducts its business from its headquarters and eight additional financial centers.

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

The Bank is an active originator of residential home mortgage loans in our market area.  Historically, Malvern Federal Savings was a traditional thrift with an emphasis on originating various residential loan products to hold in its portfolio.  Approximately seven years ago, we determined to shift the emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans, construction and development loans and consumer loans.  We determined to originate greater amounts of commercial real estate loans, construction and development loans and consumer loans because we believed we could compete effectively as a niche lender in our market area for such loans given management’s knowledge of, and its extensive network of contacts in, the small to mid-sized businesses community in southeastern Pennsylvania.  In addition, commercial real estate loans, construction and development loans and consumer loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.  Given the increase in the level of our non-performing assets, in light of the increased risk represented by commercial real estate loans and construction and developments loans and due to regulatory constraints imposed by the Office of Thrift Supervision (the “OTS”), during fiscal 2010 we generally ceased originating any new commercial real estate loans and construction or development loans.

In October 2010, the Company, the Bank and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS.  The agreements provide, among other things, that within specified time frames:

●
the Bank was required to submit an updated, comprehensive business plan to the OTS that, among other things, addresses the Bank’s strategy to improve core earnings, maintain appropriate levels of liquidity and achieve profitability on a consistent basis and it must submit quarterly reports to the OTS regarding the Bank’s compliance with the plan. We have submitted an updated business plan to the OTS in accordance with the terms of the Supervisory Agreement;

●	the Bank must ensure that its financial reports to the OTS are accurately prepared and timely filed in accordance with applicable law, regulations and regulatory guidance;

●
the Bank was required to submit a written internal asset review and classification program to the OTS that, among other things, ensures the accurate and timely identification and classification of the Bank’s classified and criticized assets and requires asset reviews for commercial real estate, construction and land development, multi-family and commercial loans by an independent third-party loan review consultant not less than every six months.  We have submitted an internal asset review and classification program to the OTS in accordance with the terms of the Supervisory Agreement;

●
the Bank was required to submit to the OTS a detailed, written plan with targeted levels of the Bank’s problem assets (as defined), describing the Bank’s strategies to reduce the levels of its problem assets to the targeted levels and the development of specific workout plans for problem assets in the amount of $500,000 or more and it must submit quarterly asset reports to the OTS regarding, among other things, its compliance with such plans. The plan addressing the levels of the Bank’s problem assets has been submitted to the OTS in accordance with the terms of the Supervisory Agreement;

●
the Bank was required to revise its policies, procedures and methodologies relating to the allowance for loan and lease losses (“ALLL”), to be in compliance with all applicable laws, regulations and regulatory guidance, and it must provide for a quarterly independent third-party review and validation of its ALLL. The Bank has revised its policies, procedures and methodologies relating to ALLL and submitted them to the OTS in accordance with the terms of the Supervisory Agreement;

●
the Bank was required to submit to the OTS a written program of its policies and procedures for identifying, monitoring and controlling risks associated with concentrations of commercial real estate credit which, among other things, establishes comprehensive concentration limits, provides for specific review procedures and reporting requirements to identify, monitor and control risks associated with concentrations of credit and contain a written action plan, with specific time frames, for bringing the Bank into compliance with its concentration of credit limits. The policies and procedures for identifying, monitoring and controlling risks associated with concentrations of commercial real estate credit has been submitted to the OTS in accordance with the terms of the Supervisory Agreement;

●
the Bank may not make, invest in, or purchase any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OTS, other than with respect to any refinancing, extension or modification of an existing commercial real estate or commercial and industrial loan where no new funds are advanced;

●
the Bank was required to develop and implement an information technology policy.  The information technology policy has been developed and is being implemented in accordance with the terms of the Supervisory Agreement;

●
the Company and the Mutual Holding Company are prohibited from declaring or paying dividends or making any other capital distributions (as defined) without receiving the prior written approval of the OTS; and

●	the Company and the Mutual Holding Company are required to ensure the Bank’s compliance with its Supervisory Agreement.

As a result of the Supervisory Agreement with Malvern Federal Savings, the Bank is subject to certain additional restrictions pursuant to regulations of the OTS, including the following:

●	The Bank must limit its asset growth in any quarter to an amount which does not exceed the net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OTS;

●	The Bank is required to provide the OTS with prior notice of any new director or senior executive officer;

●	The Bank is restricted from making any “golden parachute payments,” as defined:

●
The Bank may not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or officer without receiving prior written non-objection from the OTS;

●	The Bank may not declare or pay any dividends or make other capital distributions without the prior written approval of the OTS;

●	The Bank’s ability to engage in transactions with affiliates, as defined, is restricted; and

●	The Bank may not engage in the use of brokered deposits without the prior written non-objection of the OTS.

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

Market Area and Competition

We conduct business from our headquarters and eight financial centers located throughout Chester and Delaware Counties, Pennsylvania.  Our headquarters office is in Paoli, Pennsylvania, approximately 25 miles west of the City of Philadelphia.  In addition to Chester County, our lending efforts are focused in neighboring Montgomery County and Delaware County, both of which are also in southeastern Pennsylvania.  To a lesser extent, we provide services to other areas in the greater Philadelphia market area.

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

Lending Activities

General.  At September 30, 2010, our net loan portfolio totaled $547.3 million or 76.0% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family” residential real estate loans located in our market area. During fiscal 2010, we discontinued, with certain exceptions, the origination of any new commercial real estate loans and construction or development loans, but we continue to be an active originator of consumer loan products. Our consumer loans consist primarily of home equity loans, second mortgage loans and lines of credit.  Pursuant to the terms of the Supervisory Agreement, we may not make, invest in or purchase any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OTS, other than with respect to any refinancing, extension or modification of an existing commercial real estate or commercial and industrial loan where no new funds are advanced.

The types of loans that we originate are subject to federal and state law and regulations.  Interest rates charged by us on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by our competitors.  These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board (“FRB”), legislative tax policies and governmental budgetary matters.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)

Mortgage Loans:
One- to four-family(1)	$230,966	41.8%	$252,308	42.4%	$248,118	43.3%	$193,460	40.4%	$186,760	40.9%
Multi-family	6,493	1.2	9,613	1.6	1,906	0.3	2,257	0.5	2,283	0.5
Commercial real estate	143,095	25.9	142,863	24.0	138,522	24.2	108,500	22.7	94,132	20.6
Construction or development	30,429	5.5	37,508	6.3	45,451	7.9	58,870	12.4	67,833	14.8
Land loans	2,989	0.6	3,237	0.6	4,530	0.8	6,665	1.4	7,675	1.6
Total mortgage loans	413,972	75.0	445,529	74.9	438,527	76.5	369,752	77.4	358,683	78.4
Commercial	11,398	2.1	15,647	2.6	17,260	3.0	15,767	3.3	16,504	3.6
Consumer:
Home equity lines of credit	19,927	3.6	19,149	3.2	12,393	2.2	11,811	2.5	12,702	2.7
Second mortgages	105,825	19.1	113,943	19.1	103,741	18.1	78,733	16.5	67,742	14.9
Other	1,086	0.2	1,143	0.2	1,304	0.2	1,525	0.3	1,621	0.4
Total consumer loans	126,838	22.9	134,235	22.5	117,438	20.5	92,069	19.3	82,065	18.0
Total Loans	552,208	100.0%	595,411	100.0%	573,225	100.0%	477,588	100.0%	457,252	100.0%

Deferred loan costs, net	3,272		3,872		3,816		2,404		1,954
Allowance for loan losses	(8,157)		(5,718)		(5,505)		(4,541)		(3,393)
Loans receivable, net	$547,323		$593,565		$571,536		$475,451		$455,813

(1)	Includes $9.3 million of loans held for sale at September 30, 2007.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in Thousands)
Fixed-Rate Loans:
Mortgage Loans:
One- to four-family(1)	$201,285	36.4%	$227,712	38.2%	$218,214	38.1%	$163,463	34.2%	$153,632	33.6%
Multi-family	950	0.2	3,519	0.6	--	--	--	--	--	--
Commercial real estate	40,833	7.4	56,126	9.4	52,406	9.1	35,053	7.4	40,502	8.9
Construction or development	968	0.2	5,382	0.9	4,505	0.8	8,626	1.8	7,435	1.6
Land loans	1,312	0.3	1,558	0.3	1,575	0.2	1,591	0.3	1,606	0.3
Total fixed-rate mortgage loans	245,348	44.5	294,297	49.4	276,700	48.2	208,733	43.7	203,175	44.4
Commercial	1,733	0.3	3,798	0.6	4,441	0.8	3,847	0.8	4,799	1.1
Consumer:
Home equity lines of credit	--	--	--	--	--	--	--	--	--	--
Second mortgages	105,825	19.1	113,943	19.1	103,741	18.1	78,706	16.5	67,643	14.8
Other	822	0.1	867	0.2	960	0.2	1,097	0.2	1,159	0.3
Total fixed-rate consumer loans	106,647	19.2	114,810	19.3	104,701	18.3	79,803	16.7	68,802	15.1
Total fixed-rate loans	$353,728	64.0	$412,905	69.3	$385,842	67.3	$292,383	61.2	$276,776	60.5
Adjustable-Rate Loans:
Mortgage Loans:
One- to four-family	$29,681	5.4%	$24,596	4.1%	$29,904	5.2%	$29,998	6.3%	$33,128	7.3%
Multi-family	5,543	1.0	6,094	1.0	1,906	0.4	2,257	0.5	2,283	0.5
Commercial real estate	102,262	18.5	86,737	14.6	86,116	15.0	73,448	15.4	53,629	11.7
Construction or development	29,461	5.3	32,126	5.4	40,946	7.1	50,244	10.5	60,398	13.2
Land loans	1,677	0.3	1,679	0.3	2,955	0.5	5,074	1.1	6,069	1.3
Total adjustable-rate mortgage loans	168,624	30.5	151,232	25.4	161,827	28.2	161,021	33.8	155,507	34.0
Commercial	9,665	1.8	11,849	2.0	12,819	2.2	11,920	2.5	11,705	2.5
Consumer:
Home equity lines of credit	19,927	3.6	19,149	3.2	12,393	2.2	11,811	2.4	12,703	2.7
Second mortgages	--	--	--	--	--	--	26	--	99	0.1
Other	264	0.1	276	0.1	344	0.1	427	0.1	462	0.2
Total adjustable-rate consumer loans	20,191	3.7	19,425	3.3	12,737	2.3	12,264	2.5	13,264	3.0
Total adjustable-rate loans	$198,480	36.0%	$182,506	30.7%	$187,383	32.7%	$185,205	38.8%	$180,476	39.5%
Total loans(1)	$552,208	100.0%	$595,411	100.0%	$573,225	100.0%	$477,588	100.0%	$457,252	100.0%

(1)	Includes $9.3 million of fixed-rate, single-family residential loans held for sale at September 30, 2007.

Loan Maturity. The following table presents the contractual maturity of our loans at September 30, 2010.  The table does not include the effect of prepayments or scheduled principals amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.

	One- to Four- Family	Multi- family	Commercial Real Estate	Construction or Development	Land Loans	Commercial	Home Equity Lines of Credit	Second Mortgages	Other	Total
	(Dollars in Thousands)
Amounts due in:
One year or less	$740	$--	$6,162	$21,552	$1,896	$2,424	$300	$161	$34	$33,269
After one year through two years	533	--	2,045	1,722	--	292	--	316	88	4,996
After two years through three years	1,520	--	3,572	--	--	252	--	660	202	6,206
After three years through five years	3,106	950	14,068	3,780	--	331	--	2,261	376	24,872
After five years through ten years	36,992	5,018	92,793	3,375	1,093	3,540	91	13,520	73	156,495
After ten years through fifteen years	34,109	--	11,828	--	--	1,717	6,324	36,422	6	90,406
Beyond fifteen years	153,966	525	12,627	--	--	2,842	13,212	52,485	307	235,964
Total	$230,966	$6,493	$143,095	$30,429	$2,989	$11,398	$19,927	$105,825	$1,086	$552,208
Interest rate terms on amounts due after one year:
Fixed rate	$200,545	$950	$40,556	$--	$549	$1,733	$--	$105,664	$788	$350,785
Adjustable rate	29,681	5,543	96,377	8,877	544	7,241	19,627	--	264	168,154
Total	$230,226	$6,493	$136,933	$8,877	$1,093	$8,974	$19,627	$105,664	$1,052	$518,939

Loan Originations, Purchases and Sales.  Our lending activities are subject to underwriting standards and loan origination procedures established by our board of directors and management.  Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts.  In addition, we rely on a network of approximately ten mortgage brokers with respect to production of new single-family residential mortgage loans, second mortgage loans and home equity lines of credit.  We receive applications from such brokers on standardized documents meeting Federal Home Loan Mortgage Corporation (“FHLMC” or “Freddie Mac”) and Federal National Mortgage Association (“FNMA” or “Fannie Mae”) guidelines and, if we determine to acquire loans from such brokers, they are underwritten and approved pursuant to the policies and procedures of Malvern Federal Savings Bank.  Depending upon our arrangements with the particular broker, loans obtained from our broker network are classified either as “purchased,” when the broker provides the loan funds at closing and closes the loan in its name, or as “originated,” when Malvern Federal Savings Bank disburses the loan funds at closing and the documents reflect the Bank as the lender.  Single-family residential mortgage loan applications and consumer loan applications are taken at any Malvern Federal Savings Bank branch office.  We also accept internet applications submitted to our website.  Applications for other loans typically are taken personally by our loan officers or business development officers, although they may be received by a branch office initially and then referred to one of our loan officers or business development officers.  All loan applications are processed and underwritten centrally at our main office.

All of our single-family residential mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae.  We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.  We do not originate, and at September 30, 2010 we had no, sub-prime loans in our portfolio.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate or construction or development loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  At September 30, 2010, we held four loan participation interests from other institutions.  The outstanding balance of such participation interests to Malvern Federal Savings was approximately $7.6 million and all, except one loan, were current and performing in accordance with their terms.  One such held participation interest in a construction and development loan, which had an outstanding balance on our books of $1.4 million at September 30, 2010, was impaired and on non-accrual status at such date.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”

In addition, we also occasionally sell whole loans or participation interests in loans we originate.  We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of our unimpaired capital and surplus or $9.6 million at September 30, 2010.  At September 30, 2010, our five largest outstanding loans to one borrower and related entities amounted to $8.4 million, $8.0 million, $5.2 million, $4.7 million and $4.7 million, respectively, and all of such loans were performing in accordance with their terms.  In addition, in an effort to improve our interest rate risk exposure, on occasion, we sell long-term (20 or 30 year term) fixed-rate single family residential mortgage loans to Freddie Mac and Fannie Mae while retaining the loan servicing rights for such loans.  We receive a fee for continuing to service such loans when they are sold, and such fees are recorded as non-interest income.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended September 30,
	2010	2009	2008
	(In Thousands)

Total gross loans at beginning of period	$595,411	$573,225	$477,588

Originations by type:
Mortgage:
One- to four-family	26,422	37,842	10,066
Multi-family	45	10,431	-
Commercial real estate	28,354	32,494	35,040
Construction or development	7,250	16,015	26,534
Land loans	40	318	257
Other:
Commercial	3,836	5,105	10,092
Home equity lines of credit	10,965	19,309	6,940
Second mortgages	6,952	6,103	1,442
Other	1,139	884	878
Total originations	85,003	128,501	91,249
Principal Repayments:
Mortgage:
One- to four-family	53,338	59,838	17,508
Multi-family	3,095	2,727	351
Commercial real estate	25,519	24,167	6,518
Construction or development	13,244	23,763	39,952
Land loans	287	1,612	2,392
Other:
Commercial	8,063	6,696	8,599
Home equity lines of credit	10,313	12,595	6,358
Second mortgages	25,935	27,250	16,194
Other	1,196	1,044	221
Total principal repayments	140,990	159,692	98,093
Net loan originations and principal repayments	(55,987)	(31,191)	(6,844)
Purchases:
One- to four-family mortgage loans (1)	10,130	28,293	71,355
Second mortgage loans	11,098	31,964	39,760
Home equity lines of credit	131	58	-
Commercial real estate loans	-	-	1,500
Total purchased	21,359	60,315	112,615
Sales:
One- to four-family mortgage loans	-	-	9,256
Construction or development	-	-	-
Other adjustments, net (2)	(8,575)	(6,938)	(878)
Net increase (decrease)	(43,203)	22,186	95,637
Total gross loans at end of period	$552,208	$595,411	$573,225

(1) Includes purchases of loans from our network of loan brokers.
(2) Reflects non-cash items related to transfers of loans to other real estate owned, recoveries and charge-offs.

One- to Four-Family Residential Mortgage Lending.  One of our primary lending activities continues to be the origination of loans secured by first mortgages on one- to four-family residences in our market area.  At September 30, 2010, $231.0 million, or 41.8%, of our total loans consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are taken by our Business Development Officer and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.  At September 30, 2010, $29.7 million, or 12.9%, of our one- to four-family residential loans consisted of ARM loans.  We also offer “balloon” loans which are amortized on a 30 year schedule but become due at the fifth or seventh anniversary, bi-weekly mortgage loans and, until August 2008, for borrowers with credit scores exceeding 700, no income/no asset (“NINA”) loans.  Our NINA loans amounted to $3.3 million in the aggregate at September 30, 2010.  One NINA loan with an outstanding balance of $1.2 million at September 30, 2010, was on non-accrual status at such date.

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

Commercial Real Estate, Multi-family Residential Real Estate and Land Loans.  At September 30, 2010, our loans secured by commercial real estate amounted to $143.1 million and constituted 25.9% of our total loans at such date.  In addition, at such date we had $3.0 million of loans secured by unimproved real estate and lots (“land loans”) and $6.5 million of loans secured by multi-family (more than four units) residential real estate, constituting 0.6% and 1.2%, respectively, of total loans at September 30, 2010.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area.  Loans in our commercial real estate portfolio tend to be in an amount less than $3.0 million but will occasionally exceed that amount. At September 30, 2010, the average amount outstanding on our commercial real estate loans was $438,000.  The five largest commercial real estate loans outstanding were $7.8 million, $5.6 million, $4.5 million, $4.4 million and $3.1 million at September 30, 2010. During the year ended September 30, 2010, the commercial real estate loan portfolio increased by $232,000, or 0.2% due primarily to the conversion of loans from construction to permanent status as well as some new loan originations during the early part of fiscal year 2010. As previously indicated, we generally have ceased making any new commercial real estate, multi-family residential and land loans.  In addition, as previously indicated, the Supervisory Agreement executed in October 2010 prevents us from making, investing in or purchasing any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OTS, other than with respect to any refinancing, extension or modification of an existing loan where no new funds are advanced. During the year ended September 30, 2010, the average yield on our commercial real estate loans was 6.0% compared to 5.7% for our single-family residential mortgage loans.  Commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive.  At September 30, 2010, approximately 71.5% of our commercial real estate loans had adjustable interest rates compared to 12.9% of our single-family residential mortgage loans with adjustable rates at such date.

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

At September 30, 2010, our loan portfolio included $3.0 million of land loans.  Three loans, with outstanding balances of $763,000, $760,000 and $550,000, respectively, at September 30, 2010, comprised 69.3% of our land loans at such date.  These loans are to local developers for the purpose of acquiring raw land in Chester County, Pennsylvania, subdividing and improving such land and then selling the developed lots to nationally known homebuilders.  These loans have performed in accordance with their terms since their originations in 2005 and 2004, respectively.  We had no non-performing land loans at September 30, 2010. Two land loans in the amount of $1.2 million were classified as substandard at September 30, 2010.

At September 30, 2010, our loan portfolio included $6.5 million of multi-family loans.  The two largest multi-family loans, with outstanding balances of $2.0 million and $1.1 million, respectively, at September 30, 2010, comprised 47.4% of our multi-family loans at such date.  These loans are for properties located in Chester County and Delaware County, Pennsylvania, respectively.  As of September 30, 2010 the $1.1 million loan, which is secured by a 34-unit apartment building, was on non-accrual status and classified doubtful. All the other multi-family loans have performed in accordance with their terms, although one additional multi-family loan, with an outstanding balance of $612,000, was classified as substandard as of September 30, 2010.

Loans secured by commercial real estate, unimproved land and multi-family real estate lending involve different risks than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions in the project’s market area of rental housing units, office and retail space, warehouses, and other commercial space. As of September 30, 2010, $4.5 million or 3.1% of our commercial real estate mortgage loans were on non-accrual status and an aggregate of $16.9 million of our commercial real estate loans at such date were classified for regulatory reporting purposes with $14.4 million classified substandard and $2.5 million classified doubtful.  See “Asset Quality – Asset Classification.”  As of September 30, 2010, $2.7 million, or 33.6% of our allowance for loan losses was allocated to commercial real estate mortgage loans.  In addition, at September 30, 2010 we held $2.6 million of commercial real estate as real estate owned, although subsequent to our 2010 fiscal year end we sold $167,000 of such commercial real estate at no additional loss.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”  During the fiscal year ended September 30, 2010, we charged off an aggregate of $927,000 in commercial real estate loans.

Prior to our cessation of new originations of commercial real estate, multi-family residential and land loans, various aspects of a commercial and multi-family loan and land loan transactions were evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration was given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, our practice in recent periods was to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125%.  We also would evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Construction or Development Loans. Early in fiscal 2010, we generally ceased originating any new construction or development loans.  Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within its market area.  We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. The amount of our outstanding construction or development loans decreased to $30.4 million or 5.5% of total loans at September 30, 2010 from $37.5 million or 6.3% of total loans as of September 30, 2009. Our construction or development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.  At September 30, 2010, approximately 96.8% of our construction loans had variable rates of interest and 76.5% of such loans had two years or less in their remaining terms to maturity at such date.

Our current portfolio of construction loans generally have a maximum term to maturity of one year (for individual, owner-occupied dwellings), and loan-to-value ratios less than 80%. Residential construction loans to developers are made on either a pre-sold or speculative (unsold) basis. Limits are placed on the number of units that can be built on a speculative basis based upon the reputation and financial position of the builder, his/her present obligations, the location of the property and prior sales in the development and the surrounding area. Generally a limit of two unsold homes (one model home and one speculative home) is placed per project.

Prior to committing to a construction loan, we required that an independent appraiser prepare an appraisal of the property.  Each project also was reviewed and inspected at its inception and prior to every disbursement of loan proceeds. Disbursements are made after inspections based upon a percentage of project completion. Monthly payment of interest is required on all construction loans and we often established interest reserves on construction loans to developers, which helped ensure interest payments are received during the construction period.

We also made construction loans for the acquisition and development of land for sale (i.e. roads, sewer and water lines).  We typically made these loans only in conjunction with a commitment for a construction loan for the units to be built on the site. These loans are secured by a lien on the property and were limited to a loan-to-value ratio not exceeding 80% of the appraised value at the time of origination. The loans have a variable rate of interest and require monthly payments of interest. The principal of the loan is repaid as units are sold and released.  We limited loans of this type to our market area and to developers with whom we had established relationships. In most cases, we also obtained personal guarantees from the borrowers.

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

Construction and development loans generally are considered to involve a higher level of risk than single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. At September 30, 2010, the amounts outstanding on our five largest residential construction or development loans were $3.1 million, $1.5 million, $1.4 million, $1.1 million and $1.1 million.  At September 30, 2010, the amounts outstanding on our five largest commercial construction or development loans were $6.6 million, $2.9 million, $2.4 million, $1.4 million and $1.0 million.  The average size of our construction or development loans was approximately $525,000 at September 30, 2010.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.  At September 30, 2010, $689,000, or 8.4%, of our allowance for loan losses was attributed to construction or development loans.  During the fiscal year ended September 30, 2010, we charged off a total of $4.1 million in construction or development loans, which included a $2.9 million charge-off for an 18.5% participation interest in a construction loan to a local developer for a 260 unit single family residential retirement community located in Montgomery County, Pennsylvania. At September 30, 2010, the remaining balance of $1.4 million on our books with respect to our participation interest in this loan was considered non-performing and impaired.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”

Commercial Business Loans. At September 30, 2010, we had $11.4 million in commercial business loans (2.1% of gross loans outstanding). Our commercial business loans generally are made to small to mid-sized businesses located in our market area.  The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.  At September 30, 2010, the average balance of our commercial business loans was $187,000.  As previously indicated, the Supervisory Agreement prevents us from making, investing in or purchasing any new commercial business loans (which are referred to as commercial and industrial loans in such agreement) without the prior written non-objection of the OTS, other than with respect to any refinancing, extension or modification of an existing loan where no new funds are advanced.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans.  As of September 30, 2010, we had no non-accruing commercial business loans. At such date, $303,000 or 3.7% of the allowance for loan losses was allocated to commercial business loans.  During the past five fiscal years, we have charged off an aggregate of $4,000 of commercial business loans.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer loans amounted to $126.8 million or 22.9% of our total loan portfolio at September 30, 2010.  The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $105.8 million at September 30, 2010, and home equity lines of credit, which amounted to $19.9 million at such date.  Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising and, with respect to second mortgages and home equity lines of credit, through our broker network.

Our home equity lines of credit are variable rate loans tied to the prime rate.  Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods.  Our second mortgages have a maximum term to maturity of 20 years.  Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence.  However, our security generally consists of a second lien on the property.  Our lending policy provides that our home equity loans have loan-to-value ratios of 85% or less when combined with any Malvern Federal Savings Bank’s first mortgage.  Our lending policy also provides that our home equity loans have loan-to-value ratios of 80% or less when combined with any first mortgage with any other financial institution.   The maximum loan-to-value ratio on our home equity lines of credit is 75%. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate.  At September 30, 2010, the unused portion of our home equity lines of credit was $25.4 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  In the year ended September 30, 2010, we charged-off $524,000 of consumer loans. As a result of the recent declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2010, we had an aggregate of $4.5 million of non-accruing second mortgage loans and home equity lines of credit, representing an increase of $2.1 million over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2009.  We attribute the substantial increase in non- performing consumer loans primarily to the current recession and increased unemployment levels nationally and specifically in the local economy.  At September 30, 2010, an aggregate of $2.5 million of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures.  Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors.  All modifications must be approved by our board of directors.

All loans must be approved by at least two bank officers.  Loans in amounts exceeding $250,000 must be approved by the Commercial Loan Committee, whose members include the Chief Lending Officer and two directors of Malvern Federal Savings Bank and loans in amounts exceeding $500,000 must be approved by the full board of directors of the Bank.

Asset Quality

General.  One of our key objectives is to improve asset quality. Given the current recession and its effects on our market area, the increased levels of our classified and non-performing assets and the provisions of the Supervisory Agreement, we have become much more proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

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

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans).  It is our policy to discontinue accruing additional interest and reverse any interest accrued on any loan which is 90 days or more past due.  On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement.  Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

We account for our impaired loans under accounting principles generally accepted in the United States of America (“U.S. GAAP”).  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial and construction loans are individually evaluated for impairment.  Our impaired loans amounted to $16.0 million and $14.2 million at September 30, 2010 and 2009, respectively.

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

We review and classify assets on a monthly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above. Assets classified as “substandard” were $38.2 million, including $5.3 million of other real estate owned, and $23.4 million, at September 30, 2010 and 2009, respectively. We had $3.3 million in assets classified doubtful at September 30, 2010 compared to $3.9 million at September 30, 2009.  Assets designated as “special mention” totaled $16.7 million at September 30, 2010 compared to $13.0 million at September 30, 2009.  We attribute the increases in classified assets and assets designated special mention at September 30, 2010 compared to September 30, 2009 primarily to the effects of the current recession on our borrowers, the increase in unemployment in the local economy and declining valuations in the collateral securing these loans.  We had no loans classified as loss at September 30, 2010 or 2009.

The Supervisory Agreement required us to develop and implement a written internal asset review and classification program to, among other things, require accurate and timely identification and reporting of all classified assets and to require an independent third party loan review consultant to review our commercial real estate, construction, multi-family and commercial loans not less than every six months.

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	At September 30, 2010 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Days and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in Thousands)
Mortgage:
One- to four-family	12	$1,678	38.9%	20	$8,354	42.1%	32	$10,032	41.5%
Multi-family	--	--	--	1	1,093	5.5	1	1,093	4.5
Commercial real estate	1	776	18.0	8	4,476	22.5	9	5,252	21.7
Construction or development	--	--	--	1	1,393	7.0	1	1,393	5.8
Land loans	--	--	--	--	--	--	--	--	--
Commercial	1	209	4.8	--	--	--	1	209	0.9
Home equity	1	37	0.9	6	457	2.3	7	494	2.0
Second mortgages	29	1,608	37.3	45	4,085	20.6	74	5,693	23.6
Other	3	3	0.1	2	3	--	5	6	--
Total	47	$4,311	100.0%	83	$19,861	100.0%	130	$24,172	100.0%

	At September 30, 2009 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Days and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in Thousands)
Mortgage:
One- to four-family	17	$5,166	60.5%	12	$3,809	26.8%	29	$8,975	39.5%
Multi-family	--	--	--	--	--	--	--	--	--
Commercial real estate	5	1,939	22.7	3	785	5.5	8	2,724	12.0
Construction or development	--	--	--	8	7,086	50.0	8	7,086	31.2
Land loans	--	--	--	--	--	--	--	--	--
Commercial	2	68	0.8	1	35	0.2	3	103	0.4
Home equity	--	--	--	8	407	2.9	8	407	1.8
Second mortgages	20	1,323	15.5	28	2,072	14.6	48	3,395	14.9
Other	7	38	0.5	1	1	--	8	39	0.2
Total	51	$8,534	100.0%	61	$14,195	100.0%	112	$22,729	100.0%

Non-Performing Loans and Real Estate Owned.  The following table sets forth non-performing assets and performing troubled debt restructurings which are neither non-accruing nor more than 90 days past due and still accruing in our portfolio at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest for the periods shown.  Troubled debt restructurings involve forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates when the borrower is experiencing financial difficulty.

	September 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accruing loans:
One- to four-family	$8,354	$3,809	$1,402	$461	$686
Multi-family	1,093	--	--	--	--
Commercial real estate	4,476	785	4,050	661	1,500
Construction or development	1,393	7,086	1,695	--	--
Land loans	--	--	--	--	--
Commercial	--	35	561	780	174
Home equity lines of credit	457	407	205	14	--
Second mortgages	4,085	2,072	672	351	341
Other	3	1	--	--	24
Total non-accruing	19,861	14,195	8,585	2,267	2,725
Accruing loans delinquent more than 90 days past due	--	--	--	--	--
Real estate owned and other foreclosed assets:
One- to four-family	1,538	1,568	230	227	--
Multi-family	70	--	--	--	--
Commercial real estate	2,602	4,006	--	--	--
Constructions or development	1,085	196	--	--	--
Commercial	20	20	--	--	--
Second mortgages	--	85	--	--	--
Other	--	--	--	--	--
Total	5,315	5,875	230	227	--
Total non-performing assets	$25,176	$20,070	$8,815	$2,494	$2,725

Performing troubled debt-restructurings:
One- to four-family	2,277	-	-	-	-
Multi-family	612	-	-	-	-
Commercial real estate	7,742	25	103	121	-
Land loans	1,170	-	-	-	-
Commercial	175	-	-	-	-
Total performing troubled debt restructurings	11,976	25	103	121	-
Total non-performing assets and performing troubled debt restructurings	$37,152	$20,095	$8,918	$2,615	$2,725
Ratios:
Total non-accrual loans as a percent of gross loans	3.60%	2.38%	1.52%	0.51%	0.60%
Total non-performing assets as a percent of total asset	3.49%	2.90%	1.38%	0.45%	0.53%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	5.16%	2.91%	1.39%	0.47%	0.53%

The Supervisory Agreement required the Bank to develop and implement a written plan, with specific strategies, targets and timeframes, to reduce the amounts of its non-performing assets, real estate owned, classified assets and assets designated special mention (collectively, “problem assets”). The Bank also is required to develop specific workout plans for each problem asset, or group of loans to any one borrower, in an amount of $500,000 or greater.  The Supervisory Agreement also required the Bank to retain a qualified, full-time loan workout specialist to implement the above-described loan workout plans.

At September 30, 2010, our total non-performing assets amounted to $25.2 million, an increase of $5.1 million compared to our total non-performing assets at September 30, 2009.  Included in our non-performing assets at September 30, 2010 were 20 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $8.4 million at such date, and 45 non-accruing second mortgage and home equity loans, with an aggregate outstanding balance of $4.5 million. Our non-performing assets at September 30, 2010, also included the following significant items.

●
A $1.4 million participation interest in a $31.2 million construction and development loan for the construction of 103 units of a proposed 260 unit retirement community in Montgomery County, Pennsylvania.  Since the loan was originated in August 2006, a total of 49 homes have been built of which 47 have been sold and 2 homes are under agreement and scheduled to be sold in December 2010. This loan was placed on non-accrual status in August 2009 and during quarter-ending September 30, 2010, there was a partial charge-off in the amount of $2.9 million, based on a September 2010 appraisal, reducing the loan principal balance from $4.3 million to $1.4 million. The lead lender and participants are continuing to work with the developer towards a satisfactory workout plan.

●
A mixed-use (medical office and residential) building located in Philadelphia, Pennsylvania with a carrying value of $1.9 million at September 30, 2010.  This property, which previously had been written down in value by an aggregate of $1.3 million, was acquired as real estate owned in December 2008.  This property was written down by an additional $314,000 in the fiscal year ended September 30, 2010.  We recently entered into a contract to sell this property for $1.6 million in cash and expect the sale to be closed by December 30, 2010.   As a result, we expect to record an additional write-down of $370,000 on this property in the quarter ending December 31, 2010.

●
A $1.8 million construction loan previously made to a local builder to construct one home located in Chester County, Pennsylvania which was acquired as real estate owned in April 2010. This property was written down in value by $179,000 during the fiscal year ended September 30, 2010 and had a carrying value of $837,000 at September 30, 2010. This property is under agreement of sale and is scheduled to settle in December 2010 at no additional loss to the Company.

●
A mixed-use (a restaurant, retail space and one office) property located in Pottstown, Pennsylvania which was acquired as real estate owned in July 2009 and had a carrying value of $1.3 million at September 30, 2009. This property was written down in value by $665,000 during the fiscal year ended September 30, 2010 and had a carrying value of $585,000 as of September 30, 2010. We are attempting to secure tenants for the unoccupied portion of this property (it is currently approximately 75% vacant) and we are actively marketing it for sale.

●
Three separate single family residential properties with an aggregating carrying value of $1.3 million located in Chester and Delaware Counties, Pennsylvania were acquired as real estate owned during fiscal 2010. These properties were written down in value by $131,000 in the aggregate during the fiscal year ended September 30, 2010 to their aggregate carrying value of $1,267,000 at September 30, 2010. Two of these properties, with an aggregate carrying value of $680,000, were sold in November 2010 at no additional loss to the Company.  The third property, which has a carrying value of $580,000, is scheduled to be sold in January 2011 at no additional loss to the Company.

For the year ended September 30, 2010, additional gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $1.4 million.  The amount that was included in interest income on such loans was $228,000 for the year ended September 30, 2010.

At September 30, 2010 our total performing troubled debt restructurings amounted to $12.0 million compared to $25,000 of performing troubled debt restructurings at September 30, 2009. Our performing troubled debt restructurings at September 30, 2010 included the following significant items.

●
One loan in the amount of $2.6 million secured by commercial real estate located in Delaware County, Pennsylvania which was restructured during the quarter ended March 31, 2010 to require payments of interest only for six months and which converted to principal and interest payments beginning with the October 2010 payment. This loan continues to make principal and interest payments as agreed and is expected to be removed from the troubled debt restructure category in March 2011.

●
A total of 17 loans to one borrower with an aggregate outstanding balance of $2.5 million collateralized by single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months. All of these loans have remained current under the terms of the agreement of restructure, and four of the loans have been converted to fully amortizing status with principal and interest payments.

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at September 30, 2010 collateralized by commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $1.9 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania and the other two loans, with an aggregate outstanding balance of $1.1 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to require payments of interest only and they have been performing in accordance with their terms since the time of restructure.

●
A $3.1 million loan secured by two mixed use (retail space and apartments) buildings and three apartment buildings (approximately 23 units) located in Philadelphia, Pennsylvania, one apartment building with 5 units located in Gloucester City, New Jersey, and one mixed use building (apartment and a one unit office space) located in Norristown, Pennsylvania. The loan was restructured during the quarter ended March 31, 2010 to require interest only payments.  The borrower made payments through August 2010 as agreed. The Bank has extended the loan restructure agreement through December 2010 and we are continuing to work with this borrower toward a mutually acceptable resolution, however, we are considering all options and may begin foreclosure procedures on this loan in the near future.

Allowance for Loan Losses.  The allowance for loan losses is established through a provision for loan losses.  We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date.  Management reviews the allowance for loan losses on no less than a quarterly basis in order to identify those inherent losses and to assess the overall collection probability for the loan portfolio.  Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.  Such risk ratings are periodically reviewed by management and revised as deemed appropriate.  The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and it is likely that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses.  Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management.

We made a provision for loan losses of $9.4 million for the fiscal year ended September 30, 2010 compared to $2.3 million in the year ended September 30, 2009.  During the fiscal year ended September 30, 2010, our total charge-offs to the allowance for loan losses amounted to $6.9 million which included the following significant items.

●
A partial charge-off in the amount of $444,000 with respect to a multi-family residential loan on a 34-unit apartment building located in Delaware County, Pennsylvania, which had a carrying value of $1.1 million after the charge-off. This property is expected to be acquired as real estate owned in December 2010 at no additional loss.

●	A full charge-off for two loans in the amount of $888,000 secured by equipment and commercial real estate located in Franklin County, Pennsylvania and the City of Philadelphia.

●
A $2.9 million partial charge-off of a participation interest in a construction and development loan for a single family residential retirement community located in Montgomery County, Pennsylvania, which had a carrying value of $1.4 million after the charge-off.

●
An $800,000 partial charge-off of a construction loan to a local builder to construct one home located in Chester County, Pennsylvania. The property securing this loan was acquired as real estate owned in April 2010 and is expected to be sold to a third party in December 2010, at no additional loss to the Company.

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

The following table sets forth an analysis of our allowance for loan losses.

	Year Ended September 30,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Balance at beginning of period	$5,718	$5,505	$4,541	$3,393	$3,222
Provision for loan losses	9,367	2,280	1,609	1,298	451
Charge-offs:
Mortgage:
One- to-four family	824	124	144	--	--
Multi-family	525	--	--	--	--
Commercial real estate	927	1,760	90	--	44
Construction or development	4,133	--	--	--	66
Land loans	--	--	--	--	--
Commercial:
Other	--	--	4	--	--
Consumer:
Home equity lines of credit	168	--	--	--	--
Second mortgages	334	153	393	135	250
Other	22	60	19	25	26
Total charge-offs	6,933	2,097	650	160	386
Recoveries:
Mortgage:
One- to four-family	--	--	--	--	--
Multi-family	1	--	--	--	--
Commercial real estate	--	25	--	--	--
Construction or development	--	--	--	--	--
Land loans	--	--	--	--	--
Commercial	--	--	--	--	3
Total recoveries	1	25	--	--	3
Consumer:
Home equity lines of credit	--	--	--	--	--
Second mortgages	--	--	2	3	97
Other	4	5	3	7	6
Total recoveries	5	30	5	10	106
Net charge-offs	6,928	2,067	645	150	280
Balance at end of period	$8,157	$5,718	$5,505	$4,541	$3,393
Ratios:
Ratio of allowance for loan losses to non-accrual loans	41.07%	40.28%	64.12%	200.31%	124.51%
Ratio of net charge-offs to average loans outstanding	1.19%	0.35%	0.12%	0.03%	0.06%
Ratio of net charge-offs to total allowance for loan losses	84.93%	36.15%	11.72%	3.30%	8.25%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2010			2009			2008			2007			2006
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
Mortgage:	(Dollars In Thousands)
One- to four-family	$1,555	19.1%	41.8%	$1,307	22.9%	42.4%	$827	15.0%	43.3%	$552	12.2%	40.4%	$568	16.7%	40.9%
Multi-family	191	2.3	1.2	48	0.8	1.6	10	0.2	0.3	11	0.2	0.5	11	0.3	0.5
Commercial real estate	2,741	33.6	25.9	1,244	21.8	24.0	2,032	36.9	24.2	1,809	39.8	22.7	753	22.2	20.6
Construction or development	689	8.4	5.5	1,558	27.3	6.3	873	15.9	7.9	673	14.8	12.4	946	28.0	14.8
Land loans	63	0.8	0.6	57	1.0	0.6	79	1.4	0.8	117	2.6	1.4	134	3.9	1.6
Commercial	303	3.7	2.1	298	5.2	2.6	335	6.1	3.0	386	8.5	3.3	313	9.2	3.6
Consumer:
Home equity lines of credit	284	3.4	3.6	284	4.9	3.2	122	2.2	2.2	91	2.0	2.5	95	2.8	2.7
Second mortgages	2,264	27.8	19.1	889	15.6	19.1	1,131	20.6	18.1	734	16.2	16.5	388	11.4	14.9
Other	22	0.3	0.2	25	0.4	0.2	26	0.5	0.2	30	0.7	0.3	36	1.1	0.4
Total allocated	8,112	99.4	100.0	5,710	99.9	100.0	5,435	98.8	100.0	4,403	97.0	100.0	3,244	95.6	100.0
Unallocated	45	0.6	-	8	0.1	-	70	1.2	-	138	3.0	-	149	4.4	-
Balance at end of period	$8,157	100.0%	100.0%	$5,718	100.0%	100.0%	$5,505	100.0%	100.0%	$4,541	100.0%	100.0%	$3,393	100.0%	100.0%

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

At September 30, 2010, our investment and mortgage-backed securities amounted to $45.4 million in the aggregate or 6.3% of total assets at such date.  Our securities portfolio is comprised of mortgage-backed securities, which amounted to $21.2 million or 46.8% of the securities portfolio at September 30, 2010, and U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities.  Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years).  At September 30, 2010, $21.9 million of our investment securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 3.3 years at such date.

At September 30, 2010, we had an aggregate of $293,000 in gross unrealized losses on our investment securities portfolio.  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax, reflected in shareholders’ equity as accumulated other comprehensive income.  At September 30, 2010, we had $40.7 million of securities classified as available for sale, $4.7 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At such date, all of our mortgage-backed securities and collateralized mortgage obligations were issued by GNMA, FNMA or FHLMC, and we held no mortgage-backed securities from private issuers.  We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase.

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

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2010 represents other-than-temporary impairment.

At September 30, 2010, we owned one single issuer trust preferred security, which security had an unrealized loss of $241,000 at such date, compared to $362,000 at September 30, 2009.  Historic changes in the economy, in interest rates and the ability to price trust preferred securities caused wide fluctuations in the market value and pricing of this security during fiscal year 2010. However, during the quarter ended September 30, 2010, slight signs of improvement occurred that seem to have translated into some degree of stabilization in this market. The Company has continued to receive contractual payments in a timely manner and management expects to continue to receive timely payments in the future based on the credit rating and performance of the issuer. On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2010.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

The composition and maturities of the investment securities portfolio are indicated in the following table.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in Thousands)
Available for Sale Securities:
U.S. government agencies and obligations(1)	$18,452	1.31%	$1,250	1.90%	$1,000	2.05%	$-	-%	$20,702	$20,751	1.38%
State and municipal obligations	240	3.57	757	2.37	202	2.90	-	-	1,199	1,207	2.70
Mortgage-backed securities	2,215	2.64	10,483	2.95	1,426	3.03	1,971	4.23	16,095	16,527	3.07
Single issuer trust preferred security	1,000	1.10	-	-	-	-	-	-	1,000	759	1.10
Corporate debt securities	-	-	1,451	2.10	-	-	-	-	1,451	1,475	2.10
Total AFS	21,907	1.46	13,941	2.74	2,628	2.65	1,971	4.23	40,447	40,719	2.11
Held to Maturity Securities:
Mortgage-backed securities	-	-	63	3.26	303	4.12	4,350	4.75	4,716	4,925	4.69
Total HTM	-	-	63	3.26	303	4.12	4,350	4.75	4,716	4,925	4.69
Total debt securities	$21,907	1.46%	$14,004	2.74%	$2,931	2.80%	$6,321	4.59%	$45,163	$45,644	2.38%

(1) Includes FHLB notes

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	At September 30,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in Thousands)
Securities available for sale:
U.S. government obligations	$4,997	$4,997	$999	$1,011	$999	$1,005
U.S. government agencies(1)	15,705	15,754	8,946	9,042	6,984	6,979
State and municipal obligations	1,199	1,207	1,768	1,759	2,321	2,312
Corporate debt securities	1,451	1,475	1,288	1,326	--	--
Single issuer trust preferred security	1,000	759	1,000	638	1,000	752
Mortgage-backed securities:
Federal Home Loan Mortgage Association	4,808	5,027	7,072	7,268	7,752	7,585
Federal Home Loan Mortgage Corporation	1,324	1,385	1,774	1,830	3,101	3,077
Government National Mortgage Association	165	169	203	206	264	259
Collateralized mortgage obligations	9,798	9,946	4,015	4,018	--	--
Total available for sale	40,447	40,719	27,065	27,098	22,421	21,969
Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	266	275	300	307	344	346
Federal Home Loan Mortgage Association	4,450	4,650	4,542	4,635	2,526	2,484
Total held to maturity	4,716	4,925	4,842	4,942	2,870	2,830
Total investment securities	$45,163	$45,644	$31,907	$32,040	$25,291	$24,799

(1) Includes FHLB notes.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2010, 37.7% of the funds deposited with Malvern Federal Savings were in core deposits, which are deposits other than certificates of deposit.

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

Malvern Federal Savings uses traditional means of advertising its deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area.  In recent years, we have emphasized the origination of core deposits.  We have not engaged in the use of brokered deposits as a source of funds.  However, as a result of the Supervisory Agreement, we are prohibited from using brokered deposits in the future without the prior written non-objection of the OTS.

We do not actively solicit certificate accounts in excess of $250,000, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2010, our jumbo CDs amounted to $24.2 million, of which $9.9 million are scheduled to mature within twelve months.  At September 30, 2010, the weighted average remaining maturity of our certificate of deposit accounts was 20.4 months.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2010		2009		2008
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in Thousands)
Deposit type:
Savings	$42,385	7.1%	$39,554	7.7%	$38,093	8.4%
Money market	80,980	13.5	58,401	11.3	59,953	13.2
Interest bearing demand	83,365	14.0	95,720	18.5	48,840	10.8
Non-interest bearing demand	18,503	3.1	19,314	3.7	18,470	4.1
Total core deposits	225,233	37.7	212,989	41.2	165,356	36.5
Time deposits with original maturities of:
Three months or less	884	0.2	893	0.2	832	0.2
Over three months to six months	10,585	1.8	16,294	3.2	9,862	2.2
Over six months to twelve months	29,917	5.0	45,607	8.8	52,030	11.5
Over twelve months	330,239	55.3	240,728	46.6	225,413	49.6
Total time deposits	371,625	62.3	303,522	58.8	288,137	63.5
Total deposits	$596,858	100.0%	$516,511	100.0%	$453,493	100.0%

At September 30, 2010, we had $160.7 million in certificates of deposit and other time deposits with balances of $100,000 or more maturing as follows:

Maturity Period	Amount
(In Thousands)
Three months or less	$26,652
Over three months through six months	16,496
Over six months through 12 months	31,544
Over twelve months	85,972
Total	$160,664

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.

	Period to maturity from September 30, 2010
			More Than Two Years to Three Years
		More than One Year to Two Years
	Less than One Year			More than Three Years	At September 30,
					2010	2009	2008
	(Dollars in Thousands)
Interest Rate Range
0.99% and below	$23,246	$995	$-	$-	$24,241	$5,966	$-
1.00% to 1.99%	80,775	33,248	15,463	513	129,999	52,106	8,403
2.00% to 2.99%	33,894	35,075	35,335	15,362	119,666	54,472	15,794
3.00% to 3.99%	11,784	3,525	289	37,267	52,865	87,252	107,101
4.00% to 4.99%	35,158	2,744	1,380	3,905	43,187	98,441	129,813
5.00% to 5.99%	545	815	307	--	1,667	5,285	27,026
Total	$185,402	$76,402	$52,774	$57,047	$371,625	$303,522	$288,137

The following table sets forth our savings flows during the periods indicated.

	Year Ended September 30,
	2010	2009	2008
	(Dollars in Thousands)

Opening balance	$516,511	$453,493	$433,488
Deposits	1,865,114	1,485,122	1,535,264
Withdrawals	1,793,439	1,434,564	1,529,157
Interest credited	8,672	12,460	13,898
Ending balance	$596,858	$516,511	$453,493
Net increase	$80,347	$63,018	$20,005
Percent increase	15.56%	13.90%	4.61%

Borrowings.  We utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the FHLB.  At September 30, 2010, we had $55.3 million in outstanding FHLB advances and $266.0 million of additional FHLB advances and other borrowings available.  In addition, we have established a $50.0 million line of credit with the FHLB, none of which was outstanding at September 30, 2010.  All amounts drawn on our FHLB line of credit are considered short-term borrowings.  At September 30, 2010, $5.2 million of our FHLB advances were scheduled to mature within one year.

At September 30, 2010, $5.2 million of our FHLB advances were short-term (maturities of one year or less).  Such short-term borrowings had a weighted average interest rate of 5.36% at September 30, 2010.  In addition, at September 30, 2010, we had nothing outstanding on our line of credit with the FHLB, which is payable on demand.

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

Employees

At September 30, 2010, we had 90 full-time and 10 part-time employees.  No employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Malvern Federal Bancorp, Malvern Federal Mutual Holding Company and Malvern Federal Savings Bank.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Malvern Federal Savings Bank, as a federally chartered savings association, is subject to federal regulation and oversight by the OTS extending to all aspects of its operations.  Malvern Federal Savings Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Federal law provides the federal banking regulators, including the OTS and FDIC, with substantial enforcement powers.  Any change in such regulations, whether by the FDIC, OTS or Congress, could have a material adverse impact on Malvern Federal Mutual Holding Company, Malvern Federal Bancorp and Malvern Federal Savings Bank and our operations.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  In addition, the new law changes the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the Office of Comptroller of the Currency, effective one year from the effective date of the legislation, with a potential extension up to six months.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board.  The following discussion summarizes significant aspects of the new law that may affect the Bank, the Mutual Holding Company and the Company.  Regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

●
The Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency and the authority of the other remaining bank regulatory agencies restructured.  The federal thrift charter will be preserved under the jurisdiction of the Office of the Comptroller of the Currency.

●
A new independent consumer financial protection bureau will be established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities is eliminated subject to various grandfathering and transition rules.

●	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The Office of the Comptroller of the Currency must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through January 1, 2013.

●	Deposit insurance assessment base calculation will equal the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the Federal Deposit Insurance Corporation is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company and the Mutual Holding Company:

●	Authority over savings and loan holding companies will transfer to the Federal Reserve Board.

●	Leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
The Securities and Exchange Commission is authorized to adopt rules requiring public companies to make their proxy materials available to shareholders for nomination of their own candidates for election to the board of directors.

●
Public companies will be required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years.

●
A separate, non-binding shareholder vote will be required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges will be required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

●
Stock exchanges, which includes the Nasdaq, will be prohibited from listing the securities of any issuer that does not have a policy providing for (i) disclosure of its policy on incentive compensation payable on the basis of financial information reportable under the securities laws, and (ii) the recovery from current or former executive officers, following an accounting restatement triggered by material noncompliance with securities law reporting requirements, of any incentive compensation paid erroneously during the three-year period preceding the date on which the restatement was required that exceeds the amount that would have been paid on the basis of the restated financial information.

●	Disclosure in annual proxy materials will be required concerning the relationship between the executive compensation paid and the financial performance of the issuer.

●
Item 402 of Regulation S-K will be amended to require companies to disclose the ratio of the Chief Executive Officer’s annual total compensation to the median annual total compensation of all other employees.

●	Smaller reporting companies are exempt from complying with the internal control auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

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

Waivers of Dividends by Malvern Federal Mutual Holding Company.  OTS regulations require Malvern Federal Mutual Holding Company to notify the OTS of any proposed waiver of its receipt of any dividends.  The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if the waiver of cash dividends would not be detrimental to the safe and sound operation of the subsidiary institution.  Malvern Federal Mutual Holding Company has waived the receipt of dividends paid by Malvern Federal Bancorp.  Under OTS regulations, public shareholders are not diluted because any dividends waived by Malvern Federal Mutual Holding Company would not be considered in determining an appropriate exchange ratio in the event Malvern Federal Mutual Holding Company converts to stock form.  Pursuant to the terms of the Supervisory Agreement with Malvern Federal Bancorp and the Mutual Holding Company, the Company currently is not permitted to pay any dividends or other capital distributions without the prior written consent of the OTS.

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

●
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and the Dodd-Frank Act provides an exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for small issuers that are neither a large accelerated filer nor an accelerated filer;

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

The OTS’s enforcement authority over all savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.  As previously indicated, the OTS has entered into Supervisory Agreement with each of the Bank, the Company and the Mutual Holding Company.  See Item 1, “Business – General.”

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

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts through the end of 2013 and to guarantee certain unsecured debt of financial institutions and their holding companies through December 2012.  For non-interest bearing transaction deposit accounts, including accounts swept from a non-interest bearing transaction account into a non-interest bearing savings deposit account, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Financial institutions could have opted out of either or both of these programs. We did opt out of the temporary liquidity guarantee program; however, we do not expect that the assessment surcharge will have a material impact on our results of operations.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  Assessment rates range from seven to 77.5 basis points, with less risky institutions paying lower assessments.

In 2009, the Federal Deposit Insurance Corporation collected a five basis point special assessment on each insured depository institution’s assets minus its Tier 1 capital as of June 30, 2009.  The amount of our special assessment, which was paid on September 30, 2009, was an additional expense of $320,000.

In 2009, the Federal Deposit Insurance Corporation also required insured deposit institutions on December 30, 2009 to prepay 13 quarters of estimated insurance assessments.  Our prepayment totaled approximately $3.2 million.  Unlike a special assessment, this prepayment did not immediately affect bank earnings.  Banks will book the prepaid assessment as a non-earning asset and record the actual risk-based premium payments at the end of each quarter.

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

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances which could result in termination of the Bank’s deposit insurance.

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

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Malvern Federal Savings Bank had no intangible assets at September 30, 2010.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

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

At September 30, 2010, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 8.24%, 8.24% and 12.85%, respectively.

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

The Dodd-Frank Act contains a number of provisions that will affect the capital requirements applicable to the Bank and to the Company, including the requirement that thrift holding companies be subject to consolidated capital requirements, effective on the Designated Transfer Date. See “Regulation—Financial Modernization,” below. In addition, on September 12, 2010, the Basel Committee adopted the Basel III capital rules. These rules, which will be phased in over a period of years, set new standards for common equity, Tier 1 and total capital, determined on a risk-weighted basis. The impact on the Bank and the Company of the Dodd-Frank requirements and the Basel III rules cannot be determined at this time.

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

At September 30, 2010, Malvern Federal Savings Bank was deemed a well capitalized institution for purposes of the above regulations and as such is not subject to the above mentioned restrictions.

The table below sets forth Malvern Federal Savings Bank’s capital position relative to its regulatory capital requirements at September 30, 2010.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalize Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
Total risk-based capital (to risk-weighted assets)	$64,116	12.85%	$39,925	8.00%	$49,906	10.00%	$14,210	2.85%
Tier 1 risk-based capital (to risk-weighted assets)	59,026	11.83	19,962	4.00	29,944	6.00	29,082	5.83
Tier 1 leverage capital (to adjusted tangible assets)	59,026	8.24	28,637	4.00	35,796	5.00	23,230	3.24

Capital Distributions.  OTS regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OTS approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution.  The Supervisory Agreement prohibits Malvern Federal Savings from making any capital distributions without the prior written approval of the OTS.

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

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, a savings institution not in compliance with the QTL test is also prohibited from paying dividends and is also subject to an enforcement action for violation of the Home Owners’ Loan Act, as amended.

At September 30, 2010, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

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

Federal Home Loan Bank System.  Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At September 30, 2010, Malvern Federal Savings Bank had $55.3 million of FHLB advances and nothing outstanding on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2010, Malvern Federal Savings Bank had $6.6 million in FHLB stock, which was in compliance with this requirement.

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

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2010, Malvern Federal Savings Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Malvern Federal Bancorp and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Malvern Federal Bancorp files a consolidated federal income tax return with Malvern Federal Savings. Malvern Federal Bancorp federal and state income tax returns for taxable years through September 30, 2006 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2010, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation.  Malvern Federal Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporate Net Income Tax rate for 2010 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Our Portfolio of Loans with a Higher Risk of Loss Has Increased

Until recently, our business strategy had included the increased originations of commercial real estate loans, construction and development loans and second mortgages (home equity loans).  These loans have a higher risk of default and loss than single-family residential mortgage loans.  The aggregate amount of our commercial real estate loans, construction and development loans and second mortgages (home equity loans) has increased from $229.7 million at September 30, 2006 to $279.3 million at September 30, 2010.  Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing.  Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage.

The Current Economic Environment Poses Significant Challenges For Us and Could Continue to Adversely Affect Our Financial Condition and Results of Operations

 We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. Dramatic declines in the housing market over the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment has had, and may continue to have, an adverse effect on our borrowers and their customers, which has adversely affected, and may continue to adversely affect, our financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects on us. A further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses. We may also face the following risks in connection with these events:

●
Economic conditions that negatively affect housing prices and demand, the job market and the demand for other goods and services have resulted, and may continue to cause the credit quality of the Company’s loan portfolios to deteriorate, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

●	Market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

●
The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

●
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

●
We expect to face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

 As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

The Company May Need to Continue to Increase Its Allowance for Loan Losses. We Have Also Experienced and May Continue to Experience Increases in Net Charge-Offs

 Our customers may not repay their loans according to the original terms, and the collateral securing the payment of those loans may be insufficient to pay any remaining loan balance. While we maintain an allowance for loan losses to provide for loan defaults and non-performance, losses may exceed the value of the collateral securing the loans and the allowance may not fully cover any excess loss.

 We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Our allowance for loan losses is based on these judgments, as well as historical loss experience and an evaluation of the other risks associated with our loan portfolio, including but not limited to, the size and composition of the loan portfolio, current economic conditions and geographic concentrations within the portfolio. Federal regulatory agencies, as part of their examination process, review our loans and allowance for loan losses. If our assumptions or judgments used to determine the allowance prove to be incorrect, if the value of the collateral securing the loans decreases substantially or if our regulators disagree with our judgments, we may need to increase the allowance in amounts that exceed our expectations. Material additions to the allowance would adversely affect our results of operations and financial condition.

 We recorded a $9.4 million provision for loan losses during the year ended September 30, 2010, compared to a $2.3 million provision for the year ended September 30, 2009. Our non-performing assets amounted to $25.2 million or 3.49% of total assets at September 30, 2010, compared to $20.1 million or 2.90% of total assets at September 30, 2009. We had net charge-offs of $6.9 million for the year ended September 30, 2010 compared with $2.1 million of net charge-offs for the year ended September 30, 2009.

The increase in the provision for loan losses in fiscal 2010 compared to fiscal 2009 was in response to, among other factors, increased level of loan charge-offs in fiscal 2010 compared to fiscal 2009 and the increased level of non-performing loans. In light of the elevated levels of our non-performing assets and classified assets and the continuing effects of the on-going economic recession in our market area, no assurance can be given that significant additional provisions for loan losses and /or additional charge-offs may not be necessitated in future periods.

The Supervisory Agreements Limit Our Ability to Grow and to Pay Dividends and Impose Other Restrictions Which May Adversely Affect Our Results of Operations And the Market Value of Our Common Stock

In October 2010, the Bank, the Company and the Mutual Holding Company entered into the Supervisory Agreements with the OTS.  See Item 1, “Business – General” in this Annual Report on Form 10-K.  As a result of the Supervisory Agreement, the Bank must limit its asset growth in any quarter to an amount which does not exceed the amount of net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OTS.  In addition, the Supervisory Agreements impose a number of operating restrictions, including a provision which prohibits, with certain exceptions, any new commercial real estate loans or commercial and industrial loans without the prior written non-objection of the OTS, and imposes requirements that the Bank revise and/or implement and monitor various identified policies, procedures and reports.  Compliance efforts related to the Supervisory Agreements are likely to increase our non-interest expense.  In addition, the restrictions in the Supervisory Agreements on our ability to declare or pay dividends without the prior written approval of the OTS may adversely affect the market value of our common stock.

Higher Interest Rates Would Hurt Our Profitability

Management is unable to predict fluctuations of market interest rates, which are affected by many factors, including inflation, recession, unemployment, monetary policy, domestic and international disorder and instability in domestic and foreign financial markets, and investor and consumer demand.

Our primary source of income is net interest income, which is the difference between the interest income generated by our interest-earning assets (consisting primarily of single-family residential loans) and the interest expense generated by our interest-bearing liabilities (consisting primarily of deposits). The level of net interest income is primarily a function of the average balance of our interest-earning assets, the average balance of our interest-bearing liabilities, and the spread between the yield on such assets and the cost of such liabilities. These factors are influenced by both the pricing and mix of our interest-earning assets and our interest-bearing liabilities which, in turn, are impacted by such external factors as the local economy, competition for loans and deposits, the monetary policy of the Federal Open Market Committee of the Federal Reserve Board of Governors (the “FOMC”), and market interest rates.

A sustained increase in market interest rates could adversely affect our earnings.  A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  In addition, the market value of our fixed-rate assets would decline if interest rates increase.  For example, we estimate that as of September 30, 2010, a 200 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $7.5 million or 10%.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk.”

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

The Effects of the Current Economic Recession Have Been Particularly Severe in Our Primary Market Areas

 Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

●	Loan delinquencies may increase further;

●	Problem assets and foreclosures may increase further;

●	Demand for our products and services may decline;

●
Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

Increased and/or Special Federal Deposit Insurance Corporation Assessments Will Hurt Our Earnings

 The recent economic recession has caused a high level of bank failures, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended September 30, 2009, was $320,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations

 We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Recently Enacted Regulatory Reform May Have a Material Impact on Our Operations

 On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act that, among other things, imposes new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Bank and the Company.  Under the new law, the Company’s and the Bank’s primary regulator, the Office of Thrift Supervision, will be eliminated and existing federal thrifts will be subject to regulation and supervision by the Office of Comptroller of the Currency, which currently supervises and regulates all national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board, which will have the authority to promulgate new regulations governing the Company that will impose additional capital requirements and may result in additional restrictions on investments and other holding company activities.  The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial products and services market.  The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance.  The federal preemption of state laws currently accorded federally chartered financial institutions will be reduced. In addition, regulation mandated by the new law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices which may have a material impact on our operations.  Because the regulations under the new law have not been promulgated, we cannot determine the full impact on our business and operations at this time.  See “Regulation – Recently Enacted Regulatory Reform.”

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently conduct business from our headquarters and eight full-service financial center offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2010.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
	(Dollars in Thousands)
Paoli Financial Center and Headquarters 34 East Lancaster Avenue and 42 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	$3,785	$236,513

Malvern Financial Center 100 West King Street Malvern, PA 19355	Owned	N/A	43	66,842

Exton Financial Center 109 North Pottstown Pike Exton, PA 19341	Owned	N/A	321	60,396

Coventry Financial Center 1000 Ridge Road Pottstown, PA 19465	Owned	N/A	387	68,948

Berwyn Financial Center 650 Lancaster Avenue Berwyn, PA 19313	Owned	N/A	703	54,857

Lionville Financial Center 537 West Uwchlan Avenue Downingtown, PA 19335	Owned	N/A	908	35,620

Westtown Financial Center 100 Skiles Boulevard West Chester, PA 19382	Leased	2015	199	45,047

Concordville Financial Center 940 Baltimore Pike Glen Mills, PA 19342	Leased	2030	499	28,635

Item 3.  Legal Proceedings.

We are not presently involved in any legal proceedings of a material nature.  From time to time, we are a party to legal proceedings incidental to our business to enforce our security interest in collateral pledged to secure loans made by Malvern Federal Savings Bank.

Item 4.  (Removed and Reserved).

Not Applicable.

PART II

Item 5.   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Malvern Federal Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”.  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual holding company reorganization and the initial public offering of the Company’s common stock. The common stock commenced trading on the NASDAQ Stock Market on May 20, 2008.  As of the close of business on September 30, 2010, there were 6,102,500 shares of common stock outstanding, held by approximately 599 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared per share for the periods indicated.

	Year Ended September 30,
	2010		2009
	High	Low	High	Low

First Quarter	$9.70	$9.05	$9.99	$8.75
Second Quarter	$9.80	$9.00	$9.50	$7.50
Third Quarter	$9.85	$8.40	$10.40	$8.99
Fourth Quarter	$8.65	$6.66	$10.10	$8.57

The following table summarized the cash dividends per share of common stock declared by the Company during the periods indicated.

	Year Ended September 30,
	2010	2009

First Quarter	$0.030	$0.040
Second Quarter	$0.030	$0.040
Third Quarter	$0.030	$0.030
Fourth Quarter	$0.030	$0.030

Pursuant to the terms of the Supervisory Agreement, the Company is prohibited from declaring or paying any dividends or making any other capital distributions (as defined) without receiving the prior written approval of the OTS.

(b)           Not applicable.

(c)	Purchase of Equity Securities

Not applicable.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Malvern Federal Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At September 30,
	2010	2009	2008	2007	2006
Selected Financial Condition Data:	(In thousands)
Total assets	$720,506	$691,639	$639,509	$551,932	$517,212
Loans receivable, net	547,323	593,565	571,536	466,192	455,813
Loans held for sale	--	--	--	9,258	--
Securities held to maturity	4,716	4,842	2,870	1,479	1,733
Securities available for sale	40,719	27,098	21,969	29,098	28,024
FHLB borrowings	55,334	99,621	113,798	71,387	70,870
Deposits	596,858	516,511	453,493	433,488	402,078
Shareholders’ equity	66,207	69,842	68,836	44,039	41,419
Total liabilities	654,299	621,796	570,673	507,893	475,793
Allowance for loan losses	8,157	5,718	5,505	4,541	3,393
Non-accrual loans	19,861	14,195	8,585	2,267	2,725
Non-performing assets	25,176	20,070	8,815	2,494	2,725
Performing troubled debt restructurings	11,976	25	103	121	-
Non-performing assets and performing troubled debt restructurings	37,152	20,095	8,918	2,615	2,725

	Year Ended September 30,
	2010	2009	2008	2007	2006
Selected Operating Data:	(In thousands, except per share data)
Total interest and dividend income	$33,148	$34,701	$33,592	$32,769	$30,159
Total interest expense	13,641	18,681	19,105	19,235	16,503
Net interest income	19,507	16,020	14,487	13,534	13,656
Provision for loan losses	9,367	2,280	1,609	1,298	451
Net interest income after provision for loan losses	10,140	13,740	12,878	12,236	13,205
Total other income	1,941	2,013	1,846	1,453	1,551
Total other expenses	17,105	14,502	12,642	10,154	9,763
Income (benefit) taxes	(1,895)	241	630	1,123	1,788
Net (loss) income	$(3,129)	$1,010	$1,452	$2,412	$3,205
Earnings (loss) per share(1)	$(0.53)	$0.17	$0.05	N/A	N/A
Dividends per share	$0.12	$0.14	$0.04	N/A	N/A
	Year Ended September 30,
	2010	2009	2008	2007	2006
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.45)%	0.15%	0.25%	0.45%	0.64%
Return on average equity (ratio of net income to average equity)	(4.53)	1.46	2.78	5.76	7.99
Interest rate spread(2)	2.83	2.17	2.18	2.25	2.43
Net interest margin(3)	3.01	2.47	2.61	2.65	2.80
Non-interest expenses to average total assets	2.48	2.13	2.19	1.92	1.94
Efficiency ratio(4)	79.75	80.42	77.40	67.75	64.20
Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	3.60	2.38	1.52	0.51	0.60
Non-performing assets as a percent of total assets	3.49	2.90	1.38	0.45	0.53
Non-performing assets and performing troubled debt restructurings as a percent of total assets	5.16	2.91	1.39	0.47	0.53
Allowance for loan losses as a percent of gross loans	1.48	0.96	0.96	0.95	0.74
Allowance for loan losses as a percent of non-accrual loans	41.07	40.28	64.12	200.31	124.51
Net charge-offs to average loans outstanding	1.19	0.35	0.12	0.03	0.06
Capital Ratios:
Total risk-based capital to risk weighted assets	12.85	12.67	13.33	11.24	11.11
Tier 1 risk-based capital to risk weighted assets	11.83	11.96	12.40	10.36	10.34
Tangible capital to tangible assets	8.24	9.07	9.64	8.03	8.10
Tier 1 leverage (core) capital to adjustable tangible assets	8.24	9.07	9.64	8.03	8.10
Equity to total assets	9.19	10.10	10.76	7.98	7.96
Other Data:
Number of full service offices	8	7	7	7	7

(1)	Earnings per share for the fiscal year ended September 30, 2008, is for period from May 20, 2008, the date of the Company’s initial stock issuance, through September 30, 2008.
(2)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest income divided by average interest earning assets.
(4)	Represents non-interest expense divided by net interest income and total other income.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization in May 2008.  The Company’s results of operations are primarily dependent on the results of the Bank, which is now a wholly owned subsidiary of the Company.  The Bank currently operates eight financial center offices in Chester and Delaware Counties, which are located in southeastern Pennsylvania approximately 25 miles west of downtown Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers.  At September 30, 2010, we had total assets of $720.5 million, including $547.3 million in net portfolio loans and $45.4 million of investment securities, total deposits of $596.9 million and total shareholders’ equity of $66.2 million.

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

Business Strategy

Our business strategy currently is focused on reducing the level of our non-performing assets, monitoring and overseeing our performing classified assets and troubled debt restructurings in an effort to limit the number of additional non-performing assets in future periods, complying with the provisions of the Supervisory Agreements with the OTS and conducting our traditional community-oriented banking business within these constraints.  Below are certain of the highlights of our business strategy in recent years:

●
Managing the Loan Portfolio with an Emphasis on Retail Lending Growth.  In recent years the most significant and consistent growth in our loan portfolio has been in consumer loans, which are comprised almost exclusively of home equity lines of credit and second mortgage loans.  In addition, we also have increased our emphasis on originating commercial real estate loans in recent years.  However, we stopped originating any new commercial real estate loans in August 2010.  Similarly, with certain limited exceptions, we have ceased our originations of new construction or development loans.  We expect that, until the economy rebounds, we will experience moderate growth in our overall loan portfolio.  Increased emphasis will be placed on the retail segments of residential mortgage and consumer lending, as compared to commercial real estate and construction and development loans.

●
Increasing Market Share Penetration.  We operate in a competitive market area for banking products and services.  The Bank recently opened its eighth financial center, which is located in Concordville (Delaware County), Pennsylvania.  In recent fiscal years, we have seen an increase in our deposit share in Chester County, which can be attributed in large part to an increase in our marketing and promotional efforts.  Our deposit market share has increased from 4.59% in 2006 to 5.05% in 2010.  We are focused on continuing our efforts to increase market share by increasing the banking products we offer and increasing our marketing and advertising efforts.

●
Increasing Our Core Deposits.  We are attempting to increase our core deposits, which we define as all deposit products other than certificates of deposit, by offering customers additional deposit products as well as incentives to invest in core deposits.  At September 30, 2010, our core deposits amounted to $225.2 million of total deposits, compared to $213.0 million of total deposits, at September 30, 2009.  We have continued our promotional efforts to increase core deposits and expect to add additional deposit products in fiscal 2011 as part of our efforts to increase core deposits.

●
Improving Asset Quality.  We continue in our efforts to monitor and improve our asset quality. At September 30, 2010, our non-performing loans amounted to $19.9 million or 3.6% of total loans.  Our total non-performing assets increased by $5.1 million at September 30, 2010 compared to September 30, 2009. Given the provisions of the Supervisory Agreements and in light of the increased levels of our non-performing assets, we are focused on reducing our non-performing and problem assets.

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

Allowance for Loan Losses.  Allowance for Loan Losses.  The allowance for loan losses is increased by provisions for loan losses (which are a charge to earnings) and decreased by charge-offs (net of recoveries). The allowance is an amount that represents the amount of probable and reasonably estimable known and inherent losses in the loan portfolio, based on evaluations of the collectibility of loans. A management Asset Classification Committee meets on a quarterly basis to evaluate the adequacy of the allowance for loan losses. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our loan portfolio and general amounts for historical loss experience.  All of these estimates may be susceptible to significant change.

The allowance consists of specific allowances for impaired loans and a general allowance on the remainder of the portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio. An allowance for loan loss is created on certain impaired loans for the amount by which the discounted cash flows, observable market price or fair value of collateral, if the loan is collateral dependent, is lower than the carrying value of the loan. Fair value is generally based upon appraised value of the collateral or independent market prices. Once an evaluation identifies the possibility of impairment, current third party appraisals are obtained as soon as practicable. The third party appraisals with respect to impaired loans are updated at least every six months thereafter for the purpose of maintaining current collateral values.  A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

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

A general allowance is created on non-classified loans to recognize the inherent losses associated with lending activities. Unlike classified loans, the allowance for non-classified loans is not established on a loan-by-loan basis. This general allowance is determined by segregating the loans by loan category and assigning allowance percentages to each category. The need to further segregate the loans within each category is determined after each category is further evaluated. A further analysis is performed on our commercial real estate, construction or development, and consumer second mortgage loans in which we segregate the loans based on the purpose of the loan and the collateral securing the loan. Risk factors considered for each type of loan include trends in collateral value and credit quality, the impact of current economic and business conditions, as well as historical loss experience. Residential housing price estimates are determined using regional economic quarterly reporting and forecasts provided by the Federal Reserve Bank of Philadelphia and the Federal Housing Finance Agency. Commercial real estate pricing trends and forecasts are obtained by the Federal Reserve Bank of Philadelphia’s economic and business forecast reports, as well as Robert Morris Associates’ reports and publications on commercial real estate in the local market area.

Dramatic declines in the real estate market over the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. Prior to the last eight quarters our charge-off history was relatively insignificant. However during fiscal year 2010, our analysis focused on our historical loss experience for the most recent eight quarters. As a result of this analysis, we increased our historical loss factors for the commercial real estate and second mortgage loan portfolios.  This adjustment is reflected in the increased allowance for loan losses and the percent of allowance of these portfolios to total loans. The historical loss factors for construction or development loans was not adjusted for fiscal year 2010 even though the Bank reduced the concentration level and decreased the number and amount of non-performing loans of this portfolio. See “Item 1.A – Risk Factors.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the OTS, as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OTS may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.  As previously indicated, the Supervisory Agreement that we entered into with the OTS in October 2010 requires that we, among other things, revise our policies, procedures and methodologies relating to the allowance for loan losses, submit an internal asset classification and review program to the OTS, and submit to the OTS a written plan to reduce the level of the Bank’s problem assets (as defined).  See Item 1, “Business – General.”

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2010, the Company did have assets that were measured at fair value on a recurring basis that use Level 3 measurements.

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

In recent years, we primarily have utilized the following strategies to manage interest rate risk:

●
we have increased our originations of shorter term loans particularly commercial real estate and construction loans (although we generally ceased originating any new commercial real estate and construction loans in fiscal 2010);

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

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our one-year cumulative gap was a negative 9.54% at September 30, 2010.

                 The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2010, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2010, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for single-family and other mortgage loans are assumed to range from 11.3% to 22.0%.  The weighted average life for investment securities is assumed to range from 1 year to 7.4 years.  Savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 15.8% and 14.0%, respectively. See “Business of Malvern Federal Savings Bank – Lending Activities,” “– Investment Activities” and “– Sources of Funds.”

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total Amount
	(Dollars in Thousands)
Interest-earning assets(1):
Loans receivable(2)	$169,829	$86,653	$186,871	$77,648	$34,479	$555,480
Investment securities and restricted securities	15,549	4,876	14,708	7,885	8,711	51,729
Other interest-earning assets	64,690	-	-	-	-	64,690
Total interest-earning assets	250,068	91,529	201,579	85,533	43,190	671,899
Interest-bearing liabilities:
Demand and NOW accounts	83,365	-	-	-	-	83,365
Money market accounts	80,980	-	-	-	-	80,980
Savings accounts	42,385	-	-	-	-	42,385
Certificate accounts	113,760	71,642	129,175	25,610	31,438	371,625
FHLB advances	8,237	10,000	37,097	-	-	55,334
Total interest-bearing liabilities	328,727	81,642	166,272	25,610	31,438	633,689

Interest-earning assets less interest-bearing liabilities	$(78,659)	$9,887	$35,307	$59,923	$11,752	$38,210

Cumulative interest-rate sensitivity gap(3)	$(78,659)	$(68,772)	$(33,465)	$26,458	$38,210

Cumulative interest-rate gap as a percentage of total assets at September 30, 2010	(10.92)%	(9.54)%	(4.64)%	3.67%	5.30%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2010	76.07%	83.24%	94.20%	104.39%	106.03%

(1)
Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustments and contractual maturities.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans gross of the allowance for loan losses, undisbursed loan funds, unamortized discounts and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the net cumulative difference between interest-earning assets and interest-bearing liabilities.

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

The table below sets forth as of September 30, 2010 and 2009, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2010			As of September 30, 2009
Change in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
		(Dollars in Thousands)
+300	$61,961	$(14,230)	(19)%	$69,543	$(18,276)	(21)%
+200	68,683	(7,508)	(10)	77,336	(10,483)	(12)
+100	73,901	(2,290)	(3)	83,815	(4,004)	(5)
0	76,191	-	-	87,819	-	-
-100	77,124	933	1	89,688	1,869	2

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of September 30, 2010.

Change in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$22,093	$340	1.56%
100	22,176	423	1.95
Static	21,753	-	-
(100)	20,800	(953)	(4.38)

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

	Year Ended September 30,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$583,995	$32,085	5.49%	$597,744	$33,711	5.64%	$519,197	$32,219	6.21%
Investment securities	33,812	1,026	3.03	27,993	925	3.30	23,470	1,002	4.36
Deposits in other banks	24,497	38	0.16	15,158	65	0.43	7,375	171	2.05
FHLB stock	6,567	-	0.00	6,513	-	0.00	5,061	200	3.96
Total interest earning assets(1)	648,871	33,149	5.11	647,408	34,701	5.36	555,103	33,592	6.05
Non-interest earning assets	42,100			32,550			18,841
Total assets	$690,971			$679,958			$573,944

Interest Bearing Liabilities:
Demand and NOW accounts	$87,240	845	0.97	$76,407	1,321	1.73	$38,150	378	0.99
Money Market accounts	63,788	648	1.02	58,167	959	1.65	69,412	2,142	3.09
Savings accounts	41,002	110	0.27	38,661	136	0.35	39,255	303	0.77
Certificate accounts	324,973	8,512	2.62	306,213	11,061	3.61	264,074	11,808	4.47
Total deposits	517,003	10,115	1.96	479,448	13,477	2.81	410,891	14,631	3.56
Borrowed funds	80,714	3,527	4.37	105,873	5,204	4.92	83,091	4,475	5.39
Total interest-bearing liabilities	597,717	13,642	2.28	585,321	18,681	3.19	493,982	19,106	3.87
Non-interest-bearing liabilities	24,126			25,443			27,705
Total liabilities	621,843			610,764			521,687
Shareholders’ equity	69,128			69,194			52,257
Total liabilities and shareholders’ equity	$690,971			$679,958			$573,944
Net interest-earning assets	$51,154			$62,087			$61,121
Net interest income		$19,507			$16,020			$14,486
Net interest spread			2.83%			2.17%			2.18%
Net interest margin			3.01%			2.47%			2.61%
Average interest-earning assets to average interest-bearing liabilities	108.56%			110,61%			112.37%

(1)	Calculated net of deferred loan fees, loan discounts, loans in process and loss reserves.

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

	Year Ended September 30,
	2010 vs. 2009			2009 vs. 2008
	Volume	Rate	Net Change	Volume	Rate	Net Change
		(In Thousands)
Interest-earning assets:
Loans receivable	$(775)	$(851)	$(1,626)	$4,874	$(3,382)	$1,492
Investment Securities	192	(91)	101	197	(274)	(77)
Deposits in other banks	40	(67)	(27)	159	(265)	(106)
FHLB Stock	-	-	-	57	(257)	(200)
Total interest-earning assets	$(543)	$(1,009)	$(1,552)	$5,287	$(4,178)	$1,109

Interest-bearing liabilities:
Demand and NOW accounts	$187	$(663)	$(476)	$379	$564	$943
Money market accounts	93	(404)	(311)	(347)	(836)	(1,183)
Savings accounts	8	(34)	(26)	(5)	(162)	(167)
Certificate accounts	678	(3,227)	(2,549)	1,884	(2,631)	(747)

Total deposits	966	(4,328)	(3,362)	1,911	(3,065)	(1,154)

Borrowed funds	(1,237)	(440)	(1,677)	1,227	(498)	729

Total interest-bearing liabilities	$(271)	$(4,768)	$(5,039)	$3,138	$(3,563)	$(425)

Net interest income	$(272)	$3,759	$3,487	$2,149	$(615)	$1,534

Comparison of Financial Condition at September 30, 2010 and September 30, 2009

Our total assets amounted to $720.5 million at September 30, 2010, a $28.9 million or 4.17% increase over total assets at September 30, 2009.  The primary reason for the increase in assets during fiscal 2010 was an increase in cash and cash equivalents in the amount of $56.1 million, an increase in the investment securities available for sale and held to maturity portfolios of $13.5 million in the aggregate at September 30, 2010 compared to September 30, 2009, and a $3.1 million increase in other assets at September 30, 2010 due primarily to the prepayment of our deposit insurance assessment as mandated by the FDIC for all federally insured depository institutions. These increases were partially offset by a $46.2 million decrease in net loans receivable. The decrease in loan demand from consumers and the lending restrictions which we adopted during fiscal 2010 as well as the restrictions imposed by the Supervisory Agreement in October 2010, have contributed to this reduction in the outstanding balance of our total loan portfolio. The Company’s total other real estate owned (“REO”) amounted to $5.3 million at September 30, 2010 compared to $5.9 million at September 30, 2009.  During fiscal 2010, activity in REO included $3.2 million in additions, $1.7 million in sales and an aggregate of $2.1 million in write-downs in collateral value, which was reflected in other real estate owned expense for fiscal year 2010.

Our total liabilities at September 30, 2010, amounted to $654.3 million compared to $621.8 million at September 30, 2009.  The $32.5 million or 5.23% increase in total liabilities was due primarily to an increase in total deposits of $80.3 million in fiscal 2010.  Our total deposits amounted to $596.9 million at September 30, 2010 compared to $516.5 million at September 30, 2009.   During fiscal 2010, there was a $44.3 million decrease in our FHLB advances, which are long-term borrowings with a higher cost of funds compared to market interest rates at September 30, 2010.  There was also a $2.5 million decrease in other liabilities at September 30, 2010 compared to September 30, 2009, primarily due to a decrease in accounts payable which consisted of a $2.3 million purchase of an investment security which had a trade date in late September 2009 but did not settle until October 2009.

Our shareholders’ equity decreased by $3.6 million to $66.2 million at September 30, 2010 compared to $69.8 million at September 30, 2009 primarily due to a decrease in retained earnings and an aggregate of $458,000 in repurchases of stock during fiscal 2010.  Retained earnings decreased by $3.5 million to $42.8 million as a result of the $3.1 million net loss for fiscal 2010, and the aggregate amount of cash dividends paid of $326,000.  Our ratio of equity to assets was 9.19% at September 30, 2010.  We repurchased a total of 50,000 shares under our share repurchase program from the time it was announced on May 7, 2009 through its termination on May 7, 2010.

Comparison of Operating Results for the Years Ended September 30, 2010 and September 30, 2009

General.  The effect of the continuing weak economy and continued pressure on the credit markets were major factors in our operating results during fiscal year 2010.  We reported a net loss of $3.1 million for the year ended September 30, 2010 compared to net income of $1.0 million for the year ended September 30, 2009.  The primary reasons for the $4.1 million decrease in our results of operations in fiscal 2010 compared to fiscal 2009 were increases in the provision for loan losses of $7.1 million, as well as a $2.6 million increase in other expenses, which was partially offset by a $3.5 million increase in net interest income and a $2.1 million reduction in income tax expense. The increase in other expenses in fiscal 2010 primarily was the result of a $1.8 million increase in other real estate owned expense and a $621,000 increase in federal deposit insurance premium.

Interest and Dividend Income.  Our total interest and dividend income amounted to $33.1 million for the year ended September 30, 2010 compared to $34.7 million for the year ended September 30, 2009.  The primary reason for the $1.6 million decrease in interest and dividend income in fiscal 2010 compared to fiscal 2009 was a $1.6 million, or 4.8%, decrease in interest earned on loans.  The decrease in interest earned on loans in fiscal 2010 was due primarily to both a $13.7 million, or 2.3%, decrease in average loans and a 15 basis point decrease in the average yield earned on our loan portfolio in fiscal 2010 compared to fiscal 2009.  Our interest earned on deposits in other institutions decreased by $28,000 to $37,000 in the fiscal year ended September 30, 2010 compared to $65,000 in fiscal 2009.  The primary reason for the decrease in fiscal 2010 was a 27 basis point decrease in the average yield earned on deposits in other banks.  Interest income on investment securities increased by $101,000, or 10.9%, in fiscal 2010 compared to fiscal 2009.  The increase in interest income on investment securities in fiscal 2010 was due to a $5.8 million, or 20.8%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our total interest expense amounted to $13.6 million for the year ended September 30, 2010 compared to $18.7 million for the year ended September 30, 2009, a decrease of $5.1 million or 27.0%.  The reason for the decrease in interest expense in fiscal 2010 compared to fiscal 2009 was an 85 basis point decrease in average rate paid on total deposits.  The average balance of our total deposits increased by $37.6 million, or 7.8%, in fiscal 2010 compared to fiscal 2009 due primarily to an $18.7 million increase in the average balance of certificates of deposit together with a $10.8 million increase in the average balance of demand and NOW accounts.  Our expense on borrowings amounted to $3.5 million in fiscal 2010 compared to $5.2 million in fiscal 2009, a decrease of $1.7 million or 32.2%.  The average balance of our borrowings decreased by $25.2 million in fiscal 2010 compared to fiscal 2009, and the average cost of borrowed funds decreased by 55 basis points to 4.37% during the year ended September 30, 2010.

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

During the year ended September 30, 2010, we made a $9.4 million provision to our allowance for loan losses compared to a $2.3 million provision in the year ended September 30, 2009.  The provision in fiscal 2010 was due to the increased level of loan charge-offs, which amounted to $6.9 million in fiscal 2010 compared to $2.1 million in fiscal 2009, and the increased level of non-performing loans, which amounted to $19.9 million at September 30, 2010 compared to $14.2 million at September 30, 2009.  See “Business-Asset Quality – Non-Performing Loans and Real Estate Owned” in Item 1 of this Annual Report on Form 10-K.  The $9.4 million provision for loan losses made in fiscal 2010 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.  As previously indicated, based upon our analysis of historical loss experience, we adjusted the loss factors with respect to commercial real estate and second-mortgage loans that we utilize in establishing our allowance for loan losses.

Other Income.  Our other, or non-interest, income decreased by $72,000, or 3.6%, to $1.9 million for the year ended September 30, 2010 compared to $2.0 million for the year ended September 30, 2009.  The primary reasons for the decrease in other income in fiscal 2010 compared to fiscal 2009 were a $165,000 decrease in DDA fee income.  There was a $48,000 decrease in other fee income which correlates with the 7.8% decrease in the Bank’s loan portfolio.  Additionally, there was a decrease of $50,000 on gain on sale of investments and fixed assets.  These decreases in these items of other income were partially offset by an increase of $19,000 in debit card fees, a $39,000 increase in real estate owned rental income, a net increase of $83,000 on gain/loss on sale of real estate owned and a $49,000 increase in bank owned life insurance (“BOLI”) income.

Other Expenses.  Our other, or non-interest, expenses increased by $2.6 million, or 18.0%, to $17.1 million for the year ended September 30, 2010 compared to $14.5 million for the year ended September 30, 2009.  Other expenses increased in fiscal 2010 compared to fiscal 2009 primarily due to a $1.8 million increase in other real estate owned expense and a $621,000 increase in FDIC insurance premiums.  This was partially offset by a $48,000 decrease in salary and employee benefits expenses and a $30,000 decrease in occupancy expense.  The other real estate owned expense incurred in the fiscal year ended September 30, 2010 was due primarily to aggregate write-downs of $2.1 million in the carrying value of certain parcels of real estate owned.  Our advertising expense increased by $62,000, or 9.2%, to $735,000 in the year ended September 30, 2010 compared to $674,000 in the year ended September 30, 2009.   We increased our marketing efforts in fiscal 2010 with added television and billboard advertising as well as increasing our newspaper and direct mail promotional efforts.  Our data processing expenses increased by $252,000 or 20.8% to $1.5 million in the year ended September 30, 2010 compared to $1.2 million in the year ended September 30, 2009.  This increase primarily consisted of a $160,000 increase in various software and maintenance costs associated with the Bank’s core processing conversion.  In addition, our other operating expenses decreased by $46,000, or 2.3%, in fiscal 2010 compared to fiscal 2009 primarily due to a $153,000 decrease in new account opening costs associated with a high interest promotional checking account product offered during fiscal year 2009. During fiscal year 2010, the interest rate on this product was reduced to near market levels, resulting in a reduction in the number of new accounts opened, and the corresponding new account opening costs. This decrease was partially offset by an increase of $41,000 in stationary, printing and office supplies associated with the opening of the Concordville branch and $41,000 in regulatory assessments.

Income Tax Expense.  We recorded an income tax benefit of $1.9 million for the year ended September 30, 2010 compared to income tax expense of $241,000 for the year ended September 30, 2009.  The income tax benefit recorded in fiscal 2010 was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 37.7% for the year ended September 30, 2010 compared to 19.3% for the year ended September 30, 2009.  During fiscal 2010, we further reduced our effective tax rate primarily through increased tax-exempt BOLI income and contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes, including the Malvern Federal Charitable Foundation.

Comparison of Operating Results for the Years Ended September 30, 2009 and September 30, 2008

General.  We reported net income of $1.0 million for the year ended September 30, 2009 compared to net income of $1.5 million for the year ended September 30, 2008.  The primary reasons for the $442,000, or 30.4% decrease in our net income in fiscal 2009 compared to fiscal 2008 were increases in other expenses of $1.9 million and in the provision for loan losses of $671,000, which was partially offset by a $1.5 million increase in net interest income, a $167,000 increase in other income and a $388,000 reduction in income tax expense. The increase in other expenses in fiscal 2009 compared to fiscal 2008 primarily was the result of a $704,000 increase in federal deposit insurance premiums, as well as an $819,000 increase in salaries and employee benefits expense and a $407,000 increase in professional fees.

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

Other Income.  Our other, or non-interest, income increased by $167,000, or 9.1%, to $2.0 million for the year ended September 30, 2009 compared to $1.8 million for the year ended September 30, 2008.  The primary reasons for the increase in other income in fiscal 2009 compared to fiscal 2008 were a $233,000 increase in service charges and other fees, due primarily to increased overdraft fees, and a $165,000 increase in BOLI income, reflecting purchases of additional BOLI coverage during fiscal 2009, which were partially offset by a $225,000 loss on the sale of other real estate owned.

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

Income Tax Expense.  Our income tax expense decreased by $388,000, or 61.7% to $241,000 for the year ended September 30, 2009 compared to $630,000 for the year ended September 30, 2008.  The decrease in income tax expense was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 19.3% for the year ended September 30, 2009 compared to 30.2% for the year ended September 30, 2008.  During fiscal 2009, we reduced our effective tax rate primarily through increased tax-exempt BOLI income and contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes, including the Malvern Federal Charitable Foundation.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  We also maintain excess funds in short-term, interest-earning assets that provide additional liquidity.  At September 30, 2010, our cash and cash equivalents amounted to $81.4 million.  In addition, at such date our available for sale investment securities amounted to $40.7 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2010, we had certificates of deposit maturing within the next 12 months amounting to $185.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended September 30, 2010, the average balance of our outstanding FHLB advances was $80.7 million.  At September 30, 2010, we had $55.3 million in outstanding FHLB advances and we had $266.0 million in additional FHLB advances available to us.  In addition, at September 30, 2010, we had a $50.0 million line of credit with the FHLB, of which none was outstanding.

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

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2010.

	Payments Due by Period
	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in thousands)
Long-term debt obligations	$5,237	$2,097	$--	$48,000	$55,334
Certificates of deposit	185,402	129,176	25,597	31,450	371,625
Operating lease obligations	279	558	516	4,977	6,330
Total contractual obligations	$190,918	$131,831	$26,113	$84,427	$433,289

Off-Balance Sheet Arrangements

In the normal course of operations, the Company engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States of America, are not recorded in its financial statements.  These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk.  Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, lines of credit and letters of credit.

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2010 and 2009 are as follows:

	September 30,
	2010	2009
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$4,959	$3,006
Undisbursed construction loans	34,840	34,314
Undisbursed home equity lines of credit	25,374	24,162
Undisbursed commercial lines of credit	7,522	5,892
Overdraft protection lines	866	847
Standby letters of credit	3,809	4,505
Total Commitments	$77,370	$72,726

(1)	Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments may require payment of a fee and generally have fixed expiration dates or other termination clauses.

We anticipate that we will continue to have sufficient funds and alternative funding sources to meet our current commitments.

Impact of Inflation and Changing Prices

The financial statements, accompanying notes, and related financial data of Malvern Federal Bancorp, Inc. presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of operations.  Most of our assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” (SEC Update). These are amendments to SEC Paragraphs pursuant to release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, Codification of Financial Reporting Policies. The changes are immaterial and have no significant impact on the actual guidance or to the Company.

In July 2010, the FASB issued ASU 2010-20 “Receivables” (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the allowance for Credit Losses.” As a result of this update the financial statements will provide greater transparency about the entity’s allowance for credit losses and the credit quality of its financing receivables.  This update affects any entity with financing receivables, excluding short term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  Traditional banking institutions, such as the Bank, that currently measure a large number of financing receivables at amortized cost will be affected to a greater extent than brokers and dealers in securities and investment companies that currently measure most financing receivables at fair value.  This guidance will impact the Company’s interim and annual reporting, as this amendment will be effective for reporting periods ending on or after December 15, 2010.

 In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-18 “Receivables” (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.” This update affects any entity that accounts for loans with similar risk characteristics as an aggregate pool and subsequently modifies one or more of these loans. This pending change addresses loans that were acquired with deteriorated credit. The amendment states that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool.  Even if the modification would otherwise cause a loan to be a troubled debt restructuring, the loans would not be removed from the pool. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This amendment will be effective for interim and annual periods ending on or after July 15, 2010.  This guidance does not impact the Company’s current loan portfolio but, may be applicable for future business acquisitions of the Company.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update requires SEC filers to evaluate subsequent events through the date the financial statements are issued. These amendments remove the requirement for a SEC filer to disclose the evaluation date in both issued and revised financial statements. Revised financial statements are a result of correction of an error or a retrospective application of GAAP.   Upon revising its financial statements, a filer is required to review subsequent events through the revised date. This amendment is effective for interim or annual periods ending after September 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 10, Fair Value Measurements in the Notes to Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In August 2009, the FASB issued ASU 2009-05 “Fair Value Measurement and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.”  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this guidance did not have an impact on the Company’s valuation techniques for measuring liabilities at fair value.

In June 2009, the FASB issued guidance which amends the derecognition guidance in topic 860, “Transfer and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies having continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2009, the FASB updated ASU 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Federal Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Malvern Federal Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2010. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Federal Bancorp, Inc. and its subsidiaries as of September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Malvern, Pennsylvania
December 15, 2010

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition September 30, 2010 and 2009

	2010	2009
Assets

Cash and due from depository institutions	$16,705,260	$10,815,796
Interest bearing deposits in depository institutions	64,689,755	14,508,803

Cash and Cash Equivalents	81,395,015	25,324,599

Investment securities available for sale	40,718,786	27,097,590
Investments securities held to maturity (fair value of $4,924,742 and $4,942,102, respectively)	4,716,155	4,842,176
Restricted stock, at cost	6,566,973	6,566,973
Loans receivable, net of allowance for loan losses of $8,156,741 and $5,717,510, respectively	547,323,328	593,565,338
Other real estate owned	5,314,670	5,874,854
Accrued interest receivable	2,112,634	2,226,206
Property and equipment, net	8,764,681	8,381,962
Deferred income taxes, net	4,462,079	2,331,656
Bank-owned life insurance	14,212,893	13,649,585
Other assets	4,918,614	1,777,629

Total Assets	$720,505,828	$691,638,568

Liabilities and Shareholders’ Equity

Liabilities

Deposits:
Deposits-noninterest-bearing	$18,502,848	$19,314,263
Deposits-interest-bearing	578,355,120	497,196,415

Total Deposits	596,857,968	516,510,678

FHLB advances	55,333,846	99,621,045
Advances from borrowers for taxes and insurance	584,585	1,227,604
Accrued interest payable	267,304	706,895
Other liabilities	1,255,167	3,729,966

Total Liabilities	654,298,870	621,796,188

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500 at September 30, 2010 and 6,150,500 at September 30, 2009	61,525	61,525
Additional paid-in capital	25,911,716	25,937,027
Retained earnings	42,830,358	46,285,949
Treasury stock—at cost, 50,000 shares in 2010 and 2,000 shares in 2009	(476,920)	(19,000)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,299,035)	(2,444,565)
Accumulated other comprehensive income	179,314	21,444
Total Shareholders’ Equity	66,206,958	69,842,380

Total Liabilities and Shareholders’ Equity	$720,505,828	$691,638,568

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008
Interest and Dividend Income

Loans, including fees	$32,085,406	$33,711,147	$32,218,555
Investment securities, taxable	990,388	847,946	910,511
Investment securities, tax-exempt	35,296	76,798	91,244
Dividends, restricted stock	-	-	200,387
Interest-bearing cash accounts	37,390	65,222	171,033

Total Interest and Dividend Income	33,148,480	34,701,113	33,591,730
Interest Expense

Deposits	10,114,808	13,477,719	14,630,406
Short-term borrowings	7,794	-	205,416
Long-term borrowings	3,519,153	5,203,632	4,269,463

Total Interest Expense	13,641,755	18,681,351	19,105,285

Net Interest Income	19,506,725	16,019,762	14,486,445

Provision for Loan Losses	9,367,000	2,280,100	1,608,506

Net Interest Income after Provision for Loan Losses	10,139,725	13,739,662	12,877,939
Other Income

Service charges and other fees	1,278,874	1,432,152	1,198,876
Rental income	253,899	254,953	255,501
(Loss) gain on sale of investment securities available for sale, net	(13,050)	28,774	-
Gain on disposal of fixed assets	-	8,200	-
Gain on sale of loans, net	-	-	42,788
Loss on sale of other real estate owned, net	(142,158)	(225,118)	-
Earnings on bank-owned life insurance	563,308	513,955	348,532

Total Other Income	1,940,873	2,012,916	1,845,697
Other Expenses

Salaries and employee benefits	6,395,931	6,443,506	5,624,102
Occupancy expense	1,834,000	1,864,295	1,986,649
Federal deposit insurance premiums	1,391,238	770,111	66,208
Advertising	735,484	673,733	639,231
Data processing	1,464,314	1,211,955	937,745
Professional fees	1,036,497	1,014,197	607,056
Other real estate owned expense	2,302,141	531,852	-
Other operating expenses	1,945,174	1,991,393	1,550,116
Charitable contribution to foundation	-	-	1,230,500

Total Other Expenses	17,104,779	14,501,042	12,641,607

Income (Loss) Before Income Tax (Benefit) Expense	(5,024,181)	1,251,536	2,082,029

Income Tax (Benefit) Expense	(1,894,825)	241,356	629,724
Net Income (Loss)	$(3,129,356)	$1,010,180	$1,452,305
Basic Earnings (Loss) Per Share	$(0.53)	$0.17	$0.05	(1)
Dividends Declared Per Share	$0.12	$0.14	$0.04

(1) For the period from May 20, 2008 through September 30, 2008

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity Years Ended September 30, 2010, 2009, and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance, October 1, 2007	$-	$-	$44,321,829	$-	$-	$(282,654)	$44,039,175

Comprehensive Income:

Net Income	-	-	1,452,305	-	-	-	1,452,305
Net change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	5,298	5,298
Total Comprehensive Income	-	-	-	-	-	-	1,457,603
Proceeds from issuance of common stock, net of offering expenses of $1,662,859	61,525	26,061,869	-	-	-	-	26,123,394
Cash dividends declared ($0.04 per share)	-	-	(110,745)	-	-	-	(110,745)
Capitalization of Mutual Holding Company	-	(100,000)	-	-	-	-	(100,000)
Purchase of stock for ESOP	-	-	-	-	(2,619,538)	-	(2,619,538)
ESOP shares committed to be released (4,466 shares)	-	(2,700)	-	-	48,510	-	45,810
Balance, September 30, 2008	61,525	25,959,169	45,663,389	-	(2,571,028)	(277,356)	68,835,699

Comprehensive Income:

Net Income	-	-	1,010,180	-	-	-	1,010,180
Net change in unrealized gain (loss) on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	298,800	298,800
Total Comprehensive Income	-	-	-	-	-	-	1,308,980
Treasury stock purchased (2,000 shares)	-	-	-	(19,000)	-	-	(19,000)
Cash dividends declared ($0.14 per share)	-	-	(387,620)	-	-	-	(387,620)
ESOP shares committed to be released (13,404 shares)	-	(22,142)	-	-	126,463	-	104,321
Balance, September 30, 2009	61,525	25,937,027	46,285,949	(19,000)	(2,444,565)	21,444	69,842,380

Comprehensive Income:

Net Loss	-	-	(3,129,356)	-	-	-	(3,129,356)
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and taxes	-	-	-	-	-	157,870	157,870
Total Comprehensive loss	-	-	-	-	-	-	(2,971,486)
Treasury stock purchased (48,000 shares)	-	-	-	(457,920)	-	-	(457,920)
Cash dividends paid ($0.12 per share)	-	-	(326,235)	-	-	-	(326,235)
ESOP shares committed to be released (13,404 shares)	-	(25,311)	-	-	145,530	-	120,219
Balance, September 30, 2010	$61,525	$25,911,716	$42,830,358	$(476,920)	$(2,299,035)	$179,314	$66,206,958

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows Years Ended September 30, 2010, 2009 and 2008

	2010	2009	2008
Cash Flows from Operating Activities
Net income (loss)	$(3,129,356)	$1,010,180	$1,452,305
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation expense	803,131	921,482	920,335
Provision for loan losses	9,367,000	2,280,100	1,608,506
Deferred income taxes benefit	(2,211,920)	(259,690)	(882,534)
ESOP expense	120,219	104,321	45,810
Amortization (accretion) of premiums and discounts on investments securities, net	(107,251)	(98,200)	176,439
Amortization of mortgage servicing rights	158,438	142,297	127,706
Net (gain) loss on sale of investment securities available for sale	13,050	(28,774)	-
Net gain on disposal of fixed assets	-	(8,200)	-
Net gain on sale of loans	-	-	(42,788)
Loss on sale of other real estate owned	142,158	225,118	-
Write down of other real estate owned	2,122,419	216,184	-
Decrease (increase) in accrued interest receivable	113,572	226,488	(37,117)
Decrease in accrued interest payable	(439,591)	(187,166)	(204,718)
(Decrease) increase in other liabilities	(2,474,799)	2,849,490	(29,351)
Earnings on bank-owned life insurance	(563,308)	(513,955)	(348,532)
(Increase) decrease in other assets	(1,210,261)	(563,789)	84,728
Prepaid FDIC assessment	(2,089,162)	(134,949)	(69,540)
Amortization of loan origination fees and costs	(964,433)	(1,032,736)	(1,411,758)
Net Cash (Used in) Provided by Operating Activities	(350,094)	5,148,201	1,389,491
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	153,386	369,603	227,533
Investment securities available for sale	20,129,828	13,075,911	16,954,035
Proceeds from sales, investment securities available for sale	191,670	1,149,754	-
Purchases of investment securities held to maturity	-	(2,370,225)	(1,639,244)
Purchases of investment securities available for sale	(33,636,491)	(18,714,981)	(9,971,310)
Proceeds from sale of loans	-	-	9,301,059
Loan purchases	(21,358,930)	(60,314,809)	(112,614,678)
Loan originations and principal collections, net	55,987,844	31,190,816	6,843,469
Proceeds from sale of other real estate owned	1,506,136	538,389	-
Purchase of other real estate owned	-	(776,532)	-
Additions to mortgage servicing rights	-	-	(191,052)
Purchases of bank-owned life insurance	-	(5,000,000)	-
Net decrease (increase) in FHLB stock	-	328,700	(2,335,800)
Purchases of property and equipment	(1,185,850)	(276,760)	(315,493)
Net Cash Provided by (Used in) Investing Activities	21,787,593	(40,800,134)	(93,741,481)
Cash Flows from Financing Activities
Net increase in deposits	80,347,290	63,017,542	20,005,489
Net (decrease) increase in short-term borrowings	-	(8,500,000)	500,000
Proceeds from long-term borrowings	3,000,000	5,000,000	47,000,000
Repayment of long-term borrowings	(47,287,199)	(10,677,402)	(5,088,455)
(Decrease) increase in advances from borrowers for taxes and insurance	(643,019)	(351,599)	597,392
Proceeds from stock issuance, net of offering costs	-	-	26,123,394
Capitalization of Mutual Holding Company	-	-	(100,000)
Cash dividends paid	(326,235)	(415,306)	(110,745)
Treasury stock purchased	(457,920)	(19,000)	-
ESOP shares purchased	-	-	(2,619,538)
Net Cash Provided by Financing Activities	34,632,917	48,054,235	86,307,537

Net Increase (Decrease) in Cash and Cash Equivalents	56,070,416	12,402,302	(6,044,453)

Cash and Cash Equivalents - Beginning	25,324,599	12,922,297	18,966,750

Cash and Cash Equivalents - Ending	$81,395,015	$25,324,599	$12,922,297
Supplementary Cash Flows Information
Interest paid	$14,081,346	$18,868,518	$19,310,003

Income taxes paid	$1,484,800	$509,900	$1,682,232

Non-cash transfer of loans to other real estate owned	$3,210,529	$5,847,751	$230,362

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and its subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company, provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal insurance products.  As of September 30, 2010 and 2009, SAMG’s total assets were $34,709, respectively.  There was no income reported for SAMG for the year ended September 30, 2010. The net loss of SAMG for the years ended September 30, 2009 and 2008 was $17,381 and $4,326, respectively.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On May 19, 2008, Malvern Federal Savings Bank completed its reorganization to a two-tier mutual holding company structure and the sale by the mid-tier stock company, Malvern Federal Bancorp, Inc., of shares of its common stock.  In the reorganization and offering, the Company sold 2,645,575 shares of common stock to certain members of the Bank and the public at a purchase price of $10.00 per share, issued 3,383,875 shares to Malvern Federal Mutual Holding Company and contributed 123,050 shares to the Malvern Federal Charitable Foundation.  The Mutual Holding Company is a federally chartered mutual holding company.  The Mutual Holding Company and the Company are subject to regulation and supervision of the Office of Thrift Supervision (“OTS”).  Malvern Federal Mutual Holding Company owned 55% of Malvern Federal Bancorp’s outstanding common stock upon completion of the reorganization and must always own at least a majority of the voting stock of Malvern Federal Bancorp, Inc.  In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  The offering resulted in approximately $26.0 million in net proceeds.  An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock.  Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

In accordance with the subsequent events topic of the FASB Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the audited consolidated financial statements as of September 30, 2010.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2010, 2009 and 2008 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated. All significant intercompany transactions and balances have been eliminated.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the potential impairment of FHLB stock, the valuation of deferred tax assets, and the evaluation of other-than-temporary impairment of investment securities and fair value measurements.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester and Delaware Counties, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, its debtors ability to honor their contracts is influenced by the region’s economy.

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $4,933,000 and $6,652,000 at September 30, 2010 and 2009, respectively.

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts. Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings. At September 30, 2010 and September 30, 2009, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

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

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans secured by properties located throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, the real estate and general economic conditions in this area.

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
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2010 and September 30, 2009, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $115,716, $165,523, and $351,863, for fiscal 2010, 2009, and 2008, respectively.  There were no bonus matching contributions for fiscal years 2010 and 2009.

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $892,862 and $749,317 at September 30, 2010 and 2009, respectively.  Distributions made for the fiscal year 2010 and 2009 were $25,196 and $16,175, respectively.  The expense associated with the Plans for the years ended September 30, 2010, 2009, and 2008 was $167,395, $147,650, and $131,462, respectively.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

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

The components of other comprehensive income and related tax effects are as follows for the year ended September 30:

	2010	2009	2008

Unrealized holding gains on available for sale securities	$226,317	$513,183	$8,635
Reclassification adjustment for (gains) losses included in operations	13,050	(28,774)	-

Net Unrealized Gains	239,367	484,409	8,635

Income tax effect	81,497	185,609	3,337

Net of Tax Amount	$157,870	$298,800	$5,298

Reclassifications

Certain reclassifications have been made to the previous years’ financial statements to conform to the current year’s presentation.  These reclassifications had no effect on the Company’s results of operations.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-21 “Accounting for Technical Amendments to Various SEC Rules and Schedules” (SEC Update). These are amendments to SEC Paragraphs pursuant to release No. 33-9026: Technical Amendments to Rules, Forms, Schedules, Codification of Financial Reporting Policies. The changes are immaterial and have no significant impact on the actual guidance or to the Company.

In July 2010, the FASB issued ASU 2010-20 “Receivables” (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the allowance for Credit Losses.” As a result of this update the financial statements will provide greater transparency about the entity’s allowance for credit losses and the credit quality of its financing receivables.  This update affects any entity with financing receivables, excluding short term trade accounts receivable or receivables measured at fair value or lower of cost or fair value.  Traditional banking institutions, such as the Bank, that currently measure a large number of financing receivables at amortized cost will be affected to a greater extent than brokers and dealers in securities and investment companies that currently measure most financing receivables at fair value.  This guidance will impact the Company’s interim and annual reporting, as this amendment will be effective for reporting periods ending on or after December 15, 2010.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

In April 2010, the FASB issued Accounting Standards Update (ASU) 2010-18 “Receivables” (Topic 310): Effect of a Loan Modification When the Loan is Part of a Pool That Is Accounted for as a Single Asset.” This update affects any entity that accounts for loans with similar risk characteristics as an aggregate pool and subsequently modifies one or more of these loans. This pending change addresses loans that were acquired with deteriorated credit. The amendment states that modifications of loans that are accounted for within a pool do not result in the removal of those loans from the pool.  Even if the modification would otherwise cause a loan to be a troubled debt restructuring, the loans would not be removed from the pool. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change.  This amendment will be effective for interim and annual periods ending on or after July 15, 2010.  This guidance does not impact the Company’s current loan portfolio but, may be applicable for future business acquisitions of the Company.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events” (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This update requires SEC filers to evaluate subsequent events through the date the financial statements are issued. These amendments remove the requirement for a SEC filer to disclose the evaluation date in both issued and revised financial statements. Revised financial statements are a result of correction of an error or a retrospective application of GAAP.   Upon revising its financial statements, a filer is required to review subsequent events through the revised date. This amendment is effective for interim or annual periods ending after September 15, 2010. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

 In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements”.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 10,  Fair Value Measurements.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In August 2009, the FASB issued ASU 2009-05 “Fair Value Measurement and Disclosures (Topic 820) “Measuring Liabilities at Fair Value.”  ASU 2009-05 provides clarification and guidance regarding how to value a liability when a quoted price in an active market is not available for that liability. The changes as a result of this update are effective for the first reporting period (including interim periods) beginning after issuance.  The adoption of this guidance did not have an impact on the Company’s valuation techniques for measuring liabilities at fair value.

In June 2009, the FASB issued guidance which amends the derecognition guidance in topic 860, “Transfer and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies having continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 2 – Summary of Significant Accounting Policies (Continued)

In June 2009, the FASB updated ASU 810-10-25, the consolidation guidance related to variable interest entities (“VIEs”), was amended to modify the approach used to evaluate VIEs and add disclosure requirements about an enterprise’s involvement with VIEs. These provisions are effective at the beginning of an entity’s annual reporting period that begins after November 15, 2009 and for interim periods within that period. The Company does not expect the adoption of this consolidation guidance to have a material effect on its consolidated financial statements.

Note 3 – Earnings Per Share

Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of September 30, 2010 and 2009 and for the years ended September 30, 2010, 2009 and 2008, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  Due to the timing of the Company’s reorganization into the mutual holding company form and the completion of the Company’s initial public offering on May 19, 2008, earnings per share for 2008 is shown for the period May 20, 2008 through September 30, 2008.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,		For the Period from May 20, 2008 to September 30,
	2010	2009	2008

Net Income (Loss)	$(3,129,356)	$1,010,180	$312,540

Weighted average shares outstanding	6,107,495	6,152,418	6,152,500
Average unearned ESOP shares	(216,590)	(229,997)	(176,512)
Weighted average shares outstanding – basic	5,890,905	5,922,421	5,975,988

Earnings (Loss) per share - basic	$(0.53)	$0.17	$0.05

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants.  As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan will be repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the years ended September 30, 2010, 2009 and 2008, there were 13,404, 13,404, and 4,466 shares, respectively, committed to be released and ESOP expense was $120,219, $104,321, and $45,810, respectively.  At September 30, 2010, there were 209,904 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.4 million.

Note 5 - Investment Securities

At September 30, 2010 and 2009, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at September 30, 2010 and 2009 consisted of the following:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$4,996,500	$-	$-	$4,996,500
U.S. government agencies	12,706,181	41,076	(1,585)	12,745,672
FHLB notes	2,998,869	9,576	-	3,008,445
State and municipal obligations	1,199,369	25,833	(18,000)	1,207,202
Single issuer trust preferred security	1,000,000	-	(240,810)	759,190
Corporate debt securities	1,450,936	24,957	(1,355)	1,474,538

	24,351,855	101,442	(261,750)	24,191,547

Mortgage-backed securities:
FNMA:
Adjustable-rate	3,329,488	158,617	(108)	3,487,997
Fixed-rate	1,478,471	60,170	-	1,538,641
FHLMC:
Adjustable-rate	849,032	24,425	-	873,457
Fixed-rate	475,281	36,655	-	511,936
GNMA, adjustable	165,063	3,519	-	168,582
CMO, fixed-rate	9,797,908	179,363	(30,645)	9,946,626

	16,095,243	462,749	(30,753)	16,527,239

	$40,447,098	$564,191	$(292,503)	$40,718,786

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 5 - Investment Securities (Continued)

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. government obligations	$999,480	$11,457	$-	$1,010,937
U.S. government agencies	5,448,761	25,241	-	5,474,002
FHLB notes	3,496,874	71,251	-	3,568,125
State and municipal obligations	1,767,569	9,038	(17,363)	1,759,244
Single issuer trust preferred security	1,000,000	-	(361,580)	638,420
Corporate debt securities	1,288,429	37,236	-	1,325,665

	14,001,113	154,223	(378,943)	13,776,393
Mortgage-backed securities:
FNMA:
Adjustable-rate	4,545,602	151,558	(627)	4,696,533
Fixed-rate	2,093,663	40,543	-	2,134,206
Balloon	432,342	4,500	-	436,842
FHLMC:
Adjustable-rate	1,105,739	11,059	(1,233)	1,115,565
Fixed-rate	667,911	46,362	-	714,273
GNMA, adjustable	203,378	2,199	-	205,577
CMO, fixed-rate	4,015,521	13,126	(10,446)	4,018,201

	13,064,156	269,347	(12,306)	13,321,197

	$27,065,269	$423,570	$(391,249)	$27,097,590

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 5 - Investment Securities (Continued)

Proceeds from sales of securities available for sale during fiscal 2010 were $191,670.  Gross losses of $13,050 were realized on these sales.  Proceeds from sales of securities available for sale during fiscal 2009 were $1,149,754.  Gross gains of $28,774 were realized on these sales.    There were no sales of investment securities during fiscal 2008.

Investment securities held to maturity at September 30, 2010 and 2009 consisted of the following:

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable-rate	$264,808	$8,405	$-	$273,213
GNMA, fixed-rate	1,594	-	(22)	1,572
FNMA, fixed-rate	4,449,753	200,204	-	4,649,957

	$4,716,155	$208,609	$(22)	$4,924,742

	2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Mortgage-backed securities:
GNMA, adjustable-rate	$298,049	$7,025	$-	$305,074
GNMA, fixed-rate	2,236	166	-	2,402
FNMA, fixed-rate	4,541,891	92,735	-	4,634,626

	$4,842,176	$99,926	$-	$4,942,102

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at September 30, 2010 and 2009 that were in an unrealized loss position.

	2010
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available for Sale
U.S. government agencies	$1,996,308	$(1,585)	$-	$-	$1,996,308	$(1,585)
State and municipal obligations	-	-	27,000	(18,000)	27,000	(18,000)
Single issuer trust preferred security	-	-	759,190	(240,810)	759,190	(240,810)
Corporate debt security	498,645	(1,355)	-	-	498,645	(1,355)
Mortgage-backed securities:
FNMA, adjustable-rate	176,355	(108)	-	-	176,355	(108)
CMO, fixed-rate	966,543	(30,645)	-	-	966,543	(30,645)
	$3,637,851	$(33,693)	$786,190	$(258,810)	$4,424,041	$(292,503)

Investment Securities Held to Maturity
Mortgage-backed securities:
GNMA, fixed-rate	$-	$-	$1,572	$(22)	$1,572	$(22)

	$-	$-	$1,572	$(22)	$1,572	$(22)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 5 - Investment Securities (Continued)

	2009
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities Available for Sale
State and municipal obligations	$184,877	$(17,363)	$-	$-	$84,877	$(17,363)
Single issuer trust preferred security	-	-	638,420	(361,580)	638,420	(361,580)
Mortgage-backed securities:
FNMA, adjustable-rate	301,396	(415)	78,775	(212)	380,171	(627)
FHLMC, adjustable-rate	349,060	(418)	166,512	(815)	515,572	(1,233)
CMO, fixed-rate	1,658,480	(10,446)	-	-	1,658,480	(10,446)
	$2,493,813	$(28,642)	$883,707	$(362,607)	$3,377,520	$(391,249)

The Company had no securities classified as held to maturity which were in an unrealized loss position at September 30, 2009.

As of September 30, 2010, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2010, the Company held one U.S. government agency security, one tax-free municipal, one corporate debt security, four mortgage-backed securities and one single issuer trust preferred security, all of which were in an unrealized loss position.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2010 represents other-than-temporary impairment.

At September 30, 2010, the gross unrealized loss of the single issuer trust preferred security improved by $120,770 from an unrealized loss at September 30, 2009 of $361,580 to an unrealized loss of $240,810 as of September 30, 2010. The stability of the underlying credit and the financial markets contributed to this improvement. The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into fiscal September 2010, but slight signs of improvement have recently occurred that has slightly stabilized the market. Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 5 - Investment Securities (Continued)

At September 30, 2010 and 2009 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2010 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Within 1 year	$19,692,289	$19,495,467	$-	$-
Over 1 year through 5 years	3,457,586	3,505,810	-	-
After 5 years through 10 years	1,201,980	1,190,270	-	-
Over 10 years	-	-	-	-
	24,351,855	24,191,547	-	-

Mortgage-backed securities	16,095,243	16,527,239	4,716,155	4,924,742

	$40,447,098	$40,718,786	$4,716,155	$4,924,742

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 6 - Loans Receivable

Loans receivable consisted of the following at September 30, 2010 and 2009:

	2010	2009

Mortgage Loans:
One- to four-family	$230,965,809	$252,307,828
Multi-family	6,493,414	9,613,184
Commercial real estate	143,094,893	142,863,313
Construction or development	30,428,551	37,507,536
Land loans	2,988,572	3,236,550
Total Mortgage Loans	413,971,239	445,528,411

Commercial Loans	11,398,142	15,647,219

Consumer loans:
Home equity lines of credit	19,926,764	19,149,135
Second mortgages	105,825,434	113,943,091
Other	1,085,970	1,142,967
Total Consumer Loans	126,838,168	134,235,193

Total Loans	552,207,549	595,410,823

Deferred loan costs, net	3,272,520	3,872,025
Allowance for loan losses	(8,156,741)	(5,717,510)

	$547,323,328	$593,565,338

Included in loans receivable were nonaccrual loans in the amount of $19,861,251 and $14,194,724 at September 30, 2010 and 2009, respectively.  Interest income that would have been recognized on these nonaccrual loans had they been current in accordance with their original terms was $1,367,139, $698,270, and $514,255 in fiscal 2010, 2009, and 2008, respectively.  There were no loans past due 90 days or more and still accruing interest at September 30, 2010 and 2009.  During the years ended September 30, 2010, 2009 and 2008 interest payments received on nonaccrual loans were $228,078, $391,593 and $200,921, respectively.

The following is an analysis of the activity in the allowance for loan losses during the years ended September 30, 2010, 2009 and 2008:

	2010	2009	2008

Balance at beginning of year	$5,717,510	$5,504,512	$4,541,143

Provision for loan losses	9,367,000	2,280,100	1,608,506

Charge-offs	(6,933,198)	(2,096,928)	(649,937)
Recoveries	5,429	29,826	4,800

Net Charge-offs	(6,927,769)	(2,067,102)	(645,137)
Balance at end of year	$8,156,741	$5,717,510	$5,504,512

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 6 - Loans Receivable (Continued)

At September 30, 2010 and 2009, 100% of impaired loan balances were measured for impairment based on the fair value of the loan’s collateral.  At September 30, 2010, of the $12.0 million of troubled debt restructurings, $3.1 million were considered impaired due to reduced collateral value of the properties securing the loans and a specific valuation allowance of $285,000 was established.  The loans have been classified as troubled debt restructurings since we modified the payment terms from the original agreement and allowed the borrower to make interest only payments in order to relieve some of their overall cash flow burden.  At September 30, 2009, troubled debt restructurings totaled $25,000.

	September 30,
	2010	2009	2008

Impaired loans without an allocated valuation allowance	$2,223,081	$10,570,188	$2,806,000
Impaired loans with an allocated valuation allowance	13,814,271	3,624,536	3,487,949
Total impaired loans	$16,037,352	$14,194,724	$6,293,949
Valuation allowance allocated to impaired loans	$3,066,628	$2,057,318	$871,987

	Year Ended September 30,
	2010	2009	2008

Average impaired loans	$14,224,144	$14,285,848	$6,600,632
Interest income recognized on impaired loans	$362,015	$698,270	$514,255
Cash basis collections on impaired loans	$714,773	$859,681	$154,511

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 6 - Loans Receivable (Continued)

No additional funds are committed to be advanced in connection with impaired loans.

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company for the year ended September 30, 2010:

Balance at beginning of year	$1,196,057
New loans	-
Repayments	(36,473)

Balance at end of year	$1,159,584

At September 30, 2010, 2009 and 2008, the Company was servicing loans for the benefit of others in the amounts of $29,922,095, $37,421,198 and $49,736,139, respectively.  A summary of mortgage servicing rights included in other assets and the activity therein follows for the years ended September 30:

	2010	2009	2008

Balance, beginning of year	$291,983	$434,280	$370,934
Amortization	(158,438)	(142,297)	(127,706)
Additions	-	-	191,052

Balance, end of year	$133,545	$291,983	$434,280

For sales prior to 2010, the fair value of servicing rights was determined using a base discount rate of 9.50% and prepayment speeds ranging from 5.00% to 10.50%, depending upon the stratification of the specific right, and a weighted average default rate of 1.92%.   There were no loan sales during fiscal 2010.

No valuation allowance on servicing rights has been recorded at September 30, 2010, 2009, or 2008.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2010 and 2009:

	Estimated Useful Lives (years)	2010	2009

Land	-	$711,249	$711,249
Building and improvements	10-39	12,271,592	11,753,417
Construction in process	-	22,669	-
Furniture, fixtures, and equipment	3-7	6,650,540	6,005,534

		19,656,050	18,470,200

Accumulated depreciation		(10,891,369)	(10,088,238)
		$8,764,681	$8,381,962

Depreciation expense was $803,131, $921,482 and $920,335, for the years ended September 30, 2010, 2009 and 2008, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2010 and 2009 consisted of the following:

	2010		2009
Balances by interest rate:
Tiered passbooks (0.10% to 0.20%)	$25,479,568	4.27%	$23,427,939	4.54%
Regular passbooks (0.20% to 0.25%)	16,905,811	2.83	15,911,925	3.08
Club accounts	-	-	213,849	0.04
Money market accounts (0.20% to 1.00%)	80,979,565	13.57	58,401,444	11.31
Checking and NOW accounts (0.00% to 1.40%)	101,867,617	17.07	115,033,964	22.27
	225,232,561	37.74	212,989,121	41.24

Certificate accounts:
0% to 0.99%	24,241,403	4.06	5,966,336	1.16
1% to 1.99%	129,998,996	21.78	52,105,368	10.09
2% to 2.99%	119,666,167	20.05	54,471,654	10.54
3% to 3.99%	52,864,768	8.86	87,253,395	16.89
4% to 4.99%	43,186,964	7.23	98,440,340	19.06
5% to 5.99%	1,667,109	0.28	5,284,464	1.02
	371,625,407	62.26	303,521,557	58.76

Total	$596,857,968	100.00%	$516,510,678	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2010 and 2009 were $160,664,671 and $106,956,346, respectively.  Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Interest expense on deposits consisted of the following for the years ended September 30, 2010, 2009, and 2008:

	2010	2009	2008

Savings accounts	$110,114	$136,141	$302,991
Checking and NOW accounts	845,340	320,855	377,676
Money market accounts	647,783	959,360	2,142,224
Certificates of deposit	8,511,571	12,061,363	11,807,515

Total	$10,114,808	$13,477,719	$14,630,406

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 8 - Deposits (Continued)

The following is a schedule of certificates of deposit maturities as of September 30, 2010:

2011	$185,402,751
2012	76,402,544
2013	52,773,553
2014	10,042,384
2015	15,554,711
Thereafter	31,449,464

$371,625,407

Deposits from related parties held by the Company at September 30, 2010 and 2009 amounted to $2,374,778 and $2,270,005, respectively.

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $50,000,000 of which none was outstanding at September 30, 2010 and 2009.  The interest rate on the line of credit at September 30, 2010 and 2009 was 0.70% and 0.64%, respectively.  The line of credit is to mature February 28, 2012.

The summary of long-term borrowings as of September 30, 2010 and 2009 are as follows:

	Weighted Average Rate	2010	2009
Due by September 30:
2010	-%	$-	$40,000,000
2011	5.36	5,236,905	11,621,045
2012	-	-	-
2013	3.38	2,096,941	-
2014	-	-	-
2015	-	-	-
Thereafter	3.68	48,000,000	48,000,000

Total FHLB Advances	3.83%	$55,333,846	$99,621,045

At September 30, 2010, the Company had a maximum borrowing capacity of approximately $321,355,138 available from the FHLB, of which $55,333,846 was outstanding, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

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
September 30, 2010, 2009 and 2008

Note 10 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2010 and 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2010 and 2009 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of September 30, 2010 or September 30, 2009. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

Loans Receivable—We do not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value for FASB ASC 825 disclosure purposes. However, from time to time, we record nonrecurring fair value adjustments to loans to reflect partial write-downs for impairment or the full charge-off of the loan carrying value. The valuation of impaired loans is discussed below. The fair value estimate for FASB ASC 825 purposes differentiates loans based on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment and credit loss estimates are evaluated by loan type and rate. The fair value of one- to four-family residential mortgage loans is estimated by discounting contractual cash flows using discount rates based on current industry pricing, adjusted for prepayment and credit loss estimates. The fair value of loans is estimated by discounting contractual cash flows using discount rates based on our current pricing for loans with similar characteristics, adjusted for prepayment and credit loss estimates.

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
September 30, 2010, 2009 and 2008

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 10 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	September 30, 2010
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,996,500	$-	$4,996,500	$-
U.S. government agencies	12,745,672	-	12,745,672	-
FHLB notes	3,008,445	-	3,008,445	-
State and municipal obligations	1,207,202	-	1,207,202	-
Single issuer trust preferred security	759,190	-	759,190	-
Corporate debt securities	1,474,538	-	1,474,538	-
Total debt securities available for sale	24,191,547	-	24,191,547	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable	3,487,997	-	3,487,997	-
Fixed	1,538,641	-	1,538,641	-
FHLMC:
Adjustable	873,457	-	873,457	-
Fixed	511,936	-	511,936	-
GNMA, adjustable	168,582	-	168,582	-
CMO, fixed-rate	9,946,626	-	9,946,626	-
Total mortgage-backed securities available for sale	16,527,239	-	16,527,239	-

Total	$40,718,786	$-	$40,718,786	$-

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Investment securities available for sale:
Debt securities:
U.S. government obligations	$1,010,937	$-	$1,010,937	$-
U.S. government agencies	5,474,002	-	5,474,002	-
FHLB notes	3,568,125	-	3,568,125	-
State and municipal obligations	1,759,244	-	1,759,244	-
Single issuer trust preferred security	638,420	-	638,420	-
Corporate debt securities	1,325,665	-	1,325,665	-
Total debt securities available for sale	13,776,393	-	13,776,393	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable	4,696,533	-	4,696,533	-
Fixed	2,134,206	-	2,134,206	-
Balloon	436,842	-	436,842	-
FHLMC:
Adjustable	1,115,565	-	1,115,565	-
Fixed	714,273	-	714,273	-
GNMA, adjustable	205,577	-	205,577	-
CMO, fixed-rate	4,018,201	-	4,018,201	-
Total mortgage-backed securities available for sale	13,321,197	-	13,321,197	-

Total	$27,097,590	$-	$27,097,590	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 10 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis in fiscal 2010 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2010 and 2009:

	September 30, 2010
	Total	Level 1	Level 2	Level 3

Other real estate owned	$4,716,007	$-	$-	$4,716,007
Impaired loans	10,747,643	-	-	10,747,643

Total	$15,463,650	$-	$-	$15,463,650

	September 30, 2009
	Total	Level 1	Level 2	Level 3

Other real estate owned	$5,874,854	$-	$-	$5,874,854
Impaired loans	1,567,218	-	-	1,567,218

Total	$7,460,072	$-	$-	$7,460,072

The table below presents a summary of activity in our other real estate owned during the year ended September 30, 2010 and 2009:

	September 30, 2010
	Balance as of				Balance as of
	September 30, 2009	Additions	Sales, net	Write-downs	September 30, 2010

One-to four family	$1,567,600	$1,398,001	$774,905	$652,291	$1,538,405
Multi-family	-	146,981	-	77,231	69,750
Commercial real estate	4,006,291	345,197	592,041	1,157,047	2,602,400
Construction and Development	196,340	1,320,350	196,340	235,850	1,084,500
Commercial	19,615	-	-	-	19,615
Second mortgages	85,008	-	85,008	-	-

Total	$5,874,854	$3,210,529	$1,648,294	$2,122,419	$5,314,670

	September 30, 2009
	Balance as of				Balance as of
	September 30, 2008	Additions	Sales, net	Write-downs	September 30, 2009

One-to four family	$230,262	$1,949,904	$569,507	$43,059	1,567,600
Commercial real estate	-	4,373,416	194,000	176,125	4,006,291
Construction and Development	-	196,340	-	-	196,340
Commercial	-	19,615	-	-	19,615
Second mortgages	-	85,008	-	-	85,008

Total	$230,262	$6,624,283	$763,507	$216,184	$5,874,854

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 10 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2010 and 2009 were as follows:

	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$81,395,015	$81,395,015	$25,324,599	$25,324,599
Investment securities available for sale	40,718,786	40,718,786	27,097,590	27,097,590
Investment securities held to maturity	4,716,155	4,924,742	4,842,176	4,942,102
Loans receivable	547,323,328	564,935,553	593,565,338	597,729,181
Accrued interest receivable	2,112,634	2,112,634	2,226,206	2,226,206
Restricted stock	6,566,973	6,566,973	6,566,973	6,566,973
Mortgage servicing rights	133,545	133,545	291,983	291,983

Financial liabilities:
Deposits	596,857,968	597,439,478	516,510,678	518,478,826
Long-term borrowings (FHLB advances)	55,333,846	58,208,074	99,621,045	100,713,237
Accrued interest payable	267,304	267,304	706,895	706,895

Note 11 - Income Taxes

Deferred income taxes at September 30, 2010 and 2009 were as follows:

	2010	2009

Deferred tax assets:
Allowance for loan losses	$2,773,292	$1,943,954
Nonaccrual interest	497,529	171,680
Write-down of real estate owned	780,485	73,487
AMT credit carryover	60,618	-
Low-income housing tax credit carryover	93,001	-
Supplemental Employee Retirement Plan	303,574	254,768
Charitable contributions	226,723	248,074

Total Deferred Tax Assets	4,735,222	2,691,963

Deferred tax liabilities:
Unrealized gain on investments available for sale	(92,374)	(10,877)
Depreciation	(95,492)	(89,239)
Mark-to-market adjustment on securities	-	(68,054)
Mortgage servicing rights	(45,405)	(99,274)
Other	(39,872)	(92,863)

Total Deferred Tax Liabilities	(273,143)	(360,307)

Deferred Tax Assets, Net	$4,462,079	$2,331,656

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 11 - Income Taxes (Continued)

Prior to 2007, for federal income tax purposes, in accordance with Internal Revenue Code IRC Section 475, the Company recognized the change in unrealized gains (losses) on investment securities available for sale through current taxable income.  In 2007, the Company did not elect IRC Section 475.  The mark-to-market adjustment recorded at September 30, 2006 was recognized over four years in accordance with the IRC Code and was fully recognized at September 30, 2009.

Income tax expense for the years ended September 30, 2010, 2009 and 2008 was comprised of the following:

	2010	2009	2008

Federal:
Current	$300,768	$442,181	$1,388,930
Deferred	(2,211,920)	(259,690)	(882,534)

	(1,911,152)	182,491	506,396

State, current	16,327	58,865	123,328

	$(1,894,825)	$241,356	$629,724

The following is reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes:

	2010	2009	2008

At federal statutory rate	$(1,708,222)	$425,522	$707,890
Adjustments resulting from:
State tax, net of federal benefit	10,776	38,850	81,396
Tax-exempt interest	(12,001)	(26,111)	(41,430)
Low-income housing credit	(40,901)	(40,902)	(40,902)
Earnings on bank-owned life insurance	(191,525)	(174,745)	(118,501)
Other	47,048	18,742	41,271

	$(1,894,825)	$241,356	$629,724

The Company’s effective tax rate was 37.7%, 19.3%, and 30.2% in fiscal 2010, 2009 and 2008, respectively.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method.  Upon repeal, the Company was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988).  The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions and have been treated as a permanent tax difference.  The Company’s total tax bad debt reserves at September 30, 2010 and 2009 were approximately $1.6 million, of which $1.6 million represented the base year amount, and zero was subject to recapture.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 12 - Leases

Pursuant to the terms of non-cancelable operating lease agreements expiring in March 2015 and September 2030, pertaining to Company property, future minimum rent commitments for the years ending September 30, are as follows:

2011	$279,000
2012	279,000
2013	279,000
2014	279,000
2015	237,000
Thereafter	4,977,475

$6,330,475

The Company receives rents from the lease of office and residential space owned by the Company.  Future minimum rental commitments under these leases are:

Years ended September 30:
2011	$248,726
2012	250,604
2013	189,728
2014	145,608
2015	8,200

$842,866

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2010 and 2009, the uncollateralized portion of the letters of credit extended by the Company was approximately $3.8 million and $4.5 million.  The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2010 or 2009.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 13 - Commitments and Contingencies (Continued)

At September 30, 2010 and 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2010	2009
Commitments to extend credit:
Future loan commitments	$4,958,500	$3,006,000
Undisbursed construction loans	34,840,367	34,314,343
Undisbursed home equity lines of credit	25,373,734	24,161,669
Undisbursed commercial lines of credit	7,522,336	5,891,931
Overdraft protection lines	865,558	847,358
Standby letters of credit	3,809,333	4,504,673

Total Commitments	$77,369,828	$72,725,974

Commitments to grant loans at fixed rates at September 30, 2010 totaled $4,958,500 and had interest rates that ranged from 3.75% to 5.25%.  Commitments to grant loans at variable rates at September 30, 2010 totaled $72,411,328 and had interest rates that ranged from 4.20% to 7. 50%.

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

The Company has employment contracts with certain members of executive management that in the event of a change in control of the Company, as defined, the Company’s liability would amount to approximately $1.5 million.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 14 - Regulatory Matters (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of September 30, 2010 and 2009, that the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2010 and 2009, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreement”) with the Office of Thrift Supervision that required compliance with certain items within specified timeframes as outlined in the Agreements.  Through the date that these consolidated financial statements were issued, the Company, the Bank and the Mutual Holding Company were in compliance with the Agreements.

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2010:
Tangible Capital (to tangible assets)	$59,026,071	8.24%	$ ≥10,738,760	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	59,026,071	8.24	≥28,636,693	≥4.00	$ ≥35,795,866	≥5.00%
Tier 1 Capital (to risk-weighted assets)	59,026,071	11.83	≥19,962,337	≥4.00	≥29,943,505	≥6.00
Total risk-based Capital (to risk-weighted assets)	64,116,184	12.85	≥39,924,674	≥8.00	≥49,905,842	≥10.00

As of September 30, 2009:
Tangible Capital (to tangible assets)	$62,247,317	9.07%	$ ≥10,297,204	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	62,247,317	9.07	≥27,459,211	≥4.00	$ ≥34,324,014	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	62,247,317	11.96	≥20,815,426	≥4.00	≥31,223,140	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	65,907,509	12.67	≥41,630,853	≥8.00	≥52,038,566	≥10.00

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 14 - Regulatory Matters (Continued)

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2010 and 2009:

	2010	2009

Bank GAAP equity	$59,129,312	$62,180,528
Net unrealized (loss) gain on securities available-for-sale, net of income taxes	(103,241)	66,789

Tangible Capital, Core Capital, and Tier I Capital	59,026,071	62,247,317

Allowance for loan losses (excluding specific reserves of $3,066,628 and $2,057,318 for 2010 and 2009, respectively)	5,090,113	3,660,192

Total Risk-Based Capital	$64,116,184	$65,907,509

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2010, 2009 and 2008

Note 15 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition
September 30, 2010 and 2009

	2010	2009

Assets
Cash and Cash Equivalents	$550,085	$1,375,724
Investment in subsidiaries	59,129,312	62,180,528
Investment securities available for sale	3,781,664	3,367,652
Loans receivable, net	2,420,175	2,519,834
Deferred income taxes, net	187,535	202,620
Other assets	185,443	279,081

Total Assets	$66,254,214	$69,925,439

Liabilities
Dividend Payable	$47,256	$83,059

Shareholders’ Equity	66,206,958	69,842,380

Total Liabilities and Shareholders’ Equity	$66,254,214	$69,925,439

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Operations

	Year Ended September 30,		From May 30, 2008 to September 30,
	2010	2009	2008

Income
Interest income	$256,848	$294,587	$80,669

Total Interest Income	256,848	294,587	80,669

Gain on sale of investment securities	-	2,200	-

Expense
Charitable contribution to foundation	-	-	1,230,500
Other operating expenses	57,830	36,363	3,885

Total Other Expenses	57,830	36,363	1,234,385

Gain (Loss) before Equity in Undistributed Net Income of Subsidiaries and Income Tax (Expense) Benefit	199,018	260,424	(1,153,716)

Equity in Undistributed Net (Loss) Income of Subsidiaries	(3,341,466)	852,112	1,073,993

Income tax (expense) benefit	(13,092)	(102,356)	392,263

Net (Loss) Income	$(3,129,356)	$1,010,180	$312,540

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2010, 2009 and 2008

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Cash Flows
Years Ended September 30, 2010, 2009 and 2008

	Year Ended September 30,		From May 20, 2008 to September 30,
	2010	2009	2008
Cash Flows from Operating Activities
Net (loss) income	$(3,129,356)	$1,010,180	$312,540
Undistributed net loss (income) of subsidiaries	3,341,466	(852,112)	(1,073,993)
Deferred income taxes, net	8,821	144,190	(392,264)
ESOP shares committed to be released	120,219	104,321	-
Amortization of discounts on investment securities	(1,327)	(4,493)	-
Net gain on sale of investment securities	-	(2,200)	-
(Decrease) increase in other liabilities	(35,803)	83,059	-
Other assets	(14,053)	(314,383)	(41,321)
Net Cash Provided by (Used in) Operating Activities	289,967	168,562	(1,195,038)

Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	475,470	483,343	-
Purchases of investment securities	(2,206,535)	(242,669)	(3,975,400)
Calls, sales of investment securities	1,299,955	507,453	-
Loan originations and principal collections, net	99,659	94,913	(2,614,747)
Net Cash (Used in) Provided by Investing Activities	(331,451)	843,041	(6,590,147)

Cash Flows from Financing Activities
Proceeds from stock issuance, net of offering costs	-	-	26,123,394
Investment in subsidiary, net	-	-	(17,329,037)
Capitalization of Mutual Holding Company	-	-	(100,000)
Treasury stock repurchase	(457,920)	(19,000)	-
Cash dividends paid	(326,235)	(415,306)	(110,745)
Net Cash (Used in) Provided by Financing Activities	(784,155)	(434,306)	8,583,612

Net (Decrease) Increase in Cash and Cash Equivalents	(825,639)	577,297	798,427

Cash and Cash Equivalents - Beginning	1,375,724	798,427	-

Cash and Cash Equivalents - Ending	$550,085	$1,375,724	$798,427

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive  proxy statement for the 2011 Annual Meeting of Shareholders to be held in January 2011 (the “Proxy Statement”).

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

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

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition
Consolidated Statements of Operations
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(2)	All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Charter of Malvern Federal Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.	(2)
3.3	Amendment to the Bylaws of Malvern Federal Bancorp, Inc.	(3)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(4)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(4)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and David Prizer*	(4)
10.4	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Edward P. Shanaughy, II*	(4)
10.5	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(4)
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Ronald Anderson*	(4)
10.7	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(4)
10.8	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Gerard M. McTear, Jr.*	(4)
10.9	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and William E. Hughes, Jr.*	(4)
10.10	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Ronald Anderson*	(5)
10.11	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Dennis Boyle*	(5)
10.12	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Gerard M. McTear, Jr.*	(5)
10.13	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and William E. Hughes, Jr.*	(5)
10.14	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Richard J. Fuchs*	(6)
10.15	Supervisory Agreement by and through the Board of Directors of Malvern Federal Savings Bank and the Office of Thrift Supervision, dated October 19, 2010	(7)
10.16	Supervisory Agreement by and through the Boards of Directors of Malvern Federal Bancorp, Inc. and Malvern Federal Mutual Holding Company and the Office of Thrift Supervision, dated October 19, 2010	(7)
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith

*      Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference from the like-numbered exhibit included in Malvern Federal Bancorp’s registration statement on Form S-1, filed December 19, 2007 (SEC File No. 333-148169).

(2)
Incorporated by reference from the like-numbered exhibit included in the Pre-Effective Amendment No. 1 to Malvern Federal Bancorp’s registration statement on Form S-1, filed January 31, 2008 (SEC File No. 333-148169).

(3)
Incorporated by reference from the exhibit 3.1 included in the Company’s Current Report on Form 8-K of Malvern Federal Bancorp, Inc. dated as of November 16, 2010 and filed November 19, 2010 (SEC File No. 001-34051).

(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of December 16, 2008 and filed December 16, 2008 (SEC File No. 001-34051).

(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of August 5, 2008 and filed August 11, 2008 (SEC File No. 001-34051).

(6)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K, dated as of September 1, 2009 and filed September 3, 2009 (SEC File No. 001-34051).

(7)
Incorporated by reference from the exhibits, Exhibit 10.1 and Exhibit 10.2, respectively, included in the Company’s Current Report on Form 8-K, dated as of November 16, 2010 and filed November 19, 2010 (SEC File No. 001-34051).

(b)	Exhibits

The exhibits listed under (a)(3) of this Item 15 are filed herewith.

(c)	Reference is made to (a)(2) of this Item 15.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

December 20, 2010	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ronald Anderson	Director, President and Chief Executive Officer
Ronald Anderson	(principal executive officer)	December 20, 2010

/s/ F. Claire Hughes, Jr.	Chairman of the Board
F. Claire Hughes, Jr.		December 20, 2010

/s/ John B. Yerkes, Jr.	Vice Chairman of the Board
John B. Yerkes, Jr.		December 20, 2010

/s/ Joseph E. Palmer, Jr.	Director
Joseph E. Palmer, Jr.		December 20, 2010

/s/ Kristin S. Camp	Director
Kristin S. Camp		December 20, 2010

/s/ George E. Steinmetz	Director
George E. Steinmetz		December 20, 2010

/s/ Therese Woodman	Director
Therese Woodman		December 20, 2010

Director
Stephen P. Scartozzi

/s/ Dennis Boyle	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)
Dennis Boyle		December 20, 2010