Form 10-Q
period 2010-12-31
MALVERN FEDERAL BANCORP INC
filed 2011-02-14
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: December 31, 2010

or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of February 11, 2011, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	December 31, 2010	September 30, 2010
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$9,538	$16,705
Interest bearing deposits in depository institutions	26,119	64,690
Cash and Cash Equivalents	35,657	81,395
Investment securities available for sale, at fair value	75,688	40,719
Investment securities held to maturity (fair value of $4,451 and $4,925 respectively)	4,303	4,716
Restricted stock, at cost	6,239	6,567
Loans receivable, net of allowance for loan losses of $7,549 and $8,157, respectively	531,267	547,323
Other real estate owned	3,477	5,315
Accrued interest receivable	2,121	2,113
Property and equipment, net	8,701	8,765
Deferred income taxes, net	5,094	4,462
Bank-owned life insurance	14,356	14,213
Other assets	4,501	4,918
Total Assets	$691,404	$720,506

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$20,018	$18,503
Deposits-interest-bearing	553,830	578,355
Total Deposits	573,848	596,858
FHLB advances	49,849	55,334
Advances from borrowers for taxes and insurance	1,659	585
Accrued interest payable	239	267
Other liabilities	1,178	1,255
Total Liabilities	626,773	654,299

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in capital	25,896	25,912
Retained earnings	42,010	42,830
Treasury stock—at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,287)	(2,299)
Accumulated other comprehensive income (loss)	(573)	179
Total Shareholders’ Equity	64,631	66,207

Total Liabilities and Shareholders’ Equity	$691,404	$720,506

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands, except per share data)

Interest and Dividend Income
Loans, including fees	$7,345	$8,410
Investment securities, taxable	336	246
Investment securities, tax-exempt	7	12
Interest-bearing cash accounts	12	6
Total Interest and Dividend Income	7,700	8,674

Interest Expense

Deposits	2,451	2,834
Short-term borrowings	-	2
Long-term borrowings	452	1,115
Total Interest Expense	2,903	3,951

Net Interest Income	4,797	4,723

Provision for Loan Losses	1,900	945
Net Interest Income after Provision for Loan Losses	2,897	3,778

Other Income

Service charges and other fees	241	384
Rental income	63	65
Gain (loss) on sale of other real estate owned, net	(26)	17
Earnings on bank-owned life insurance	143	141
Total Other Income	421	607

Other Expense

Salaries and employee benefits	1,515	1,667
Occupancy expense	537	453
Federal deposit insurance premium	383	638
Advertising	194	221
Data processing	291	394
Professional fees	387	242
Other real estate owned expense	697	428
Other operating expenses	499	418
Total Other Expenses	4,503	4,461

Loss before income tax benefit	(1,185)	(76)

Income tax benefit	(446)	(88)

Net Income (Loss)	$(739)	$12

Basic Earnings (Loss) Per Share	$(0.13)	$0.00

Dividends Declared Per Share	$0.03	$0.03

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2009	$62	$25,937	$46,286	$(19)	$(2,445)	$21	$69,842
Comprehensive Income:

Net Income	-	-	12	-	-	-	12

Net change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment and tax effect	-	-	-	-	-	(1)	(1)
Total Comprehensive Income	-	-	-	-	-	-	11
Treasury stock purchased (48,000 shares)	-	-	-	(458)	-	-	(458)
Cash dividends declared ($0.03 per share)	-	-	(83)	-	-	-	(83)
Committed to be released ESOP shares (3,351 shares)	-	(4)	-	-	36	-	32
Balance, December 31, 2009	$62	$25,933	$46,215	$(477)	$(2,409)	$20	$69,344

Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207
Comprehensive Loss:
Net Loss	-	-	(739)	-	-	-	(739)
Net Change in unrealized loss on securities available for sale, net of taxes	-	-	-	-	-	(752)	(752)
Total Comprehensive Loss	-	-	-	-	-	-	(1,491)
Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (3,351 shares)	-	(16)	-	-	12	-	(4)
Balance, December 31, 2010	$62	$25,896	$42,010	$(477)	$(2,287)	$(573)	$64,631

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(739)	$12
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	216	209
Provision for loan losses	1,900	945
Deferred income taxes benefit	(244)	(445)
ESOP expense	(4)	32
Amortization (accretion) of premiums and discounts on investments securities, net	(68)	(154)
Amortization of mortgage servicing rights	(21)	6
Loss (gain) on sale of other real estate owned	26	(17)
Write down of other real estate owned	430	360
Amortization of loan origination fees and costs	(306)	(107)
Decrease in accrued interest receivable	(9)	(78)
Decrease in accrued interest payable	(28)	(181)
Decrease in other liabilities	(77)	(2,489)
Earnings on bank-owned life insurance	(143)	(141)
Decrease in other assets	71	210
Decrease (increase) in prepaid FDIC assessment	368	(3,017)
Net Cash Provided by (Used in) Operating Activities	1,372	(4,855)

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	442	69
Investment securities available for sale	5,610	3,171
Purchases of investment securities available for sale	(41,680)	(1,685)
Loan purchases	(3,424)	(6,162)
Loan originations and principal collections, net	16,308	8,654
Proceeds from sale of other real estate owned	2,960	1,084
Net decrease in FHLB stock	328	-
Purchases of property and equipment	(152)	(230)
Net Cash Used in Investing Activities	(19,608)	(4,901)

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(23,010)	1,949
Net (decrease) increase in short-term borrowings	-	3,000
Proceeds from long-term borrowings	-	3,000
Repayment of long-term borrowings	(5,485)	(15,504)
Increase in advances from borrowers for taxes and insurance	1,074	1,248
Cash dividends paid	(81)	(83)
Treasury stock purchased	-	(458)
Net Cash Used in Financing Activities	(27,502)	(6,848)

Net Decrease in Cash and Cash Equivalents	(45,738)	(6,802)

Cash and Cash Equivalents - Beginning	81,395	25,325

Cash and Cash Equivalents - Ending	$35,657	$18,523

Supplementary Cash Flows Information

Interest paid	$2,931	$4,131
Income taxes paid	$-	$-
Non-cash transfer of loans to other real estate owned	$1,578	$-

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of December 31, 2010 and September 30, 2010, SAMG’s total assets were $42,567 and $34,709, respectively.  The net income of SAMG for the three months ended December 31, 2010 was $7,850.  There was no income reported for SAMG for the three months ended December 31, 2009.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the FASB Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of December 31, 2010.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at December 31, 2010, and September 30, 2010 and for the three months ended December 31, 2010 and 2009 include the accounts of the Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011, or any other period.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At December 31, 2010 and September 30, 2010, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income.   Management determines the appropriate classification of investment securities at the time of purchase.

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

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans.  The residential loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial structure.  The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgages and other consumer loans, primarily unsecured consumer lines of credit.

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans including impaired loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

In addition to originating loans, the Company purchases consumer and mortgage loans from brokers in our market area.  Such purchases are reviewed for compliance with our underwriting criteria before they are purchased, and are generally purchased without recourse to the seller.  Premiums and discounts on purchased loans are amortized as adjustments to interest income using the effective yield method.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class that are not considered impaired.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these classes of loans, as adjusted for qualitative factors.  These qualitative risk factors include:

1.	Lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.
2.	National, regional, and local economic and business conditions as well as the condition of various market segments, including the value of underlying collateral for collateral dependent loans.
3.	The nature and volume of the loan portfolio and terms of loans.
4.	The experience, ability, and depth of lending management and staff.
5.	The volume and severity of past due, classified and nonaccrual loans as well as and other loan modifications.
6.	The quality of the Company’s loan review system, and the degree of oversight by the Company’s Board of Directors.
7.	The existence and effect of any concentrations of credit and changes in the level of such concentrations.
8.	The effect of external factors, such as competition and legal and regulatory requirements.

The qualitative factors are applied to the historical loss rates for the each class of loan.  In addition, while not reported as a separate factor, changes in the value of underlying collateral (for regional property values) for collateral dependent loans is considered and addressed within the economic trends factor.  A quarterly calculation is made adjusting the reserve allocation for each factor within a risk weighted range as it relates to each particular loan type, collateral type and risk rating within each segment.  Data is gathered and evaluated through internal, regulatory, and government sources quarterly for each factor.

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

In addition, the allowance calculation methodology includes further segregation of loan classes into risk rating categories.  The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans.   Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.”  If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected.   Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.

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

In underwriting one- to four-family residential mortgage loans, the Company evaluates both the borrower’s ability to make monthly payments and the value of the property securing the loan.  Most properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors.  The Company generally requires borrowers to obtain an attorney’s title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.  Real estate loans originated by the Company generally contain a “due on sale” clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.  The Company has not engaged in sub-prime residential mortgage loan originations. Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.

Construction or Development Loans. Early in fiscal 2010, the Company generally ceased originating any new construction or development loans.  Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within our market area.  We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. Our construction or development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.  In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Commercial Lending.  During fiscal 2010, the Company generally ceased originating new commercial or multi-family real estate and we are no longer purchasing whole loan or participation interests in loans from other financial institutions. Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  The commercial business loans which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

Consumer Lending Activities. The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  As a result of the recent declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles or recreational equipment.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.  Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the ALLL summary.  ALLL final schedules, calculations and the resulting evaluation process are reviewed quarterly by the Bank’s Asset Classification Committee and the Bank’s Board of Directors.

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.

For commercial loans secured by real estate, estimated fair values are determined primarily through third-party appraisals.  When a real estate secured loan becomes impaired, a decision is made regarding whether an updated appraisal of the real estate is necessary.  This decision is based on various considerations, including the age of the most recent appraisal, the loan-to-value ratio based on the original appraisal and the condition of the property.  Appraised values are discounted to arrive at the estimated selling price of the collateral, which is considered to be the estimated fair value.  The discounts also include estimated costs to sell the property.

For commercial and industrial loans secured by non-real estate collateral, such as accounts receivable, inventory and equipment, estimated fair values are determined based on the borrower’s financial statements, inventory reports, accounts receivable aging or equipment appraisals or invoices.  Indications of value from these sources are generally discounted based on the age of the financial information or the quality of the assets.

Troubled Debt Restructurings

Loans on accrual status whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring generally involve a temporary elimination of principal payments, a reduction in interest rate or an extension of a loan’s stated maturity date.  We do not accrue interest on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with their restructured terms for a period of at least six months.  We accrue interest on troubled debt restructurings which were performing prior to the restructure and continue to perform in accordance with their restructured terms.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost.  As of December 31, 2010 and September 30, 2010, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the three months ended December 31:

	2010	2009
	(Dollars in thousands)

Unrealized holding losses on available for sale securities	$(1,140)	$(1)
Reclassification adjustment for gains included in operations	-	(1)
Net Unrealized Losses	(1,140)	(2)
Income tax effect	(388)	(1)
Net of Tax Amount	$(752)	$(1)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In January 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-01 “Receivables” (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update in No. 2010-20.”  The amendment in this update temporarily delays the effective date of the disclosures about troubled debt restructurings in update 2010-20. The delay is intended to allow the Company time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations” (Topic 850): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The objective of this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combination.  Paragraph 805-10-50-2(h) requires an entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period. If comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period.  This amendment is effective for interim or annual periods beginning on or after December 31, 2010.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which will require the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU will also require the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending September 30, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption had no impact on the Company’s statements of operations and financial condition.

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

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 10:  Fair Value Measurements in the notes to the Company’s audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  These new disclosure requirements were effective for the period ended December 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of December 31, 2010 and for the three months ended December 31, 2010 and 2009  the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  For the three months ended December 31, 2010 and 2009, basic earnings per share are shown below.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2010	2009
	(Dollars in thousands, except share and per share data)

Net (Loss) Income	$(739)	$12

Average common shares outstanding	6,102,500	6,122,315
Average unearned ESOP shares	(208,206)	(221,610)
Weighted average shares outstanding – basic	5,894,294	5,900,705

Earnings (Loss) per share – basic	$(0.13)	$0.00

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three months ended December 31, 2010 and 2009, there were 3,351 and 3,351 shares committed to be released, respectively. At December 31, 2010, there were 206,553 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.5 million.

Note 5 - Investment Securities

At December 31, 2010 and September 30, 2010, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,997	$-	$(9)	$4,988
U.S. government agencies	28,892	15	(489)	28,418
FHLB notes	10,995	-	(257)	10,738
State and municipal obligations	1,199	10	(18)	1,191
Single issuer trust preferred security	1,000	-	(210)	790
Corporate debt securities	1,446	22	-	1,468
	48,529	47	(983)	47,593

Mortgage-backed securities:
FNMA:
Adjustable-rate	3,031	136	-	3,167
Fixed-rate	1,315	56	-	1,371
FHLMC:
Adjustable-rate	753	20	-	773
Fixed-rate	429	33	-	462
GNMA, adjustable-rate	160	3	-	163
CMO, fixed-rate	22,339	78	(258)	22,159
	28,027	326	(258)	28,095

	$76,556	$373	$(1,241)	$75,688

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,997	$-	$-	$4,997
U.S. government agencies	12,706	41	(2)	12,745
FHLB notes	2,999	10	-	3,009
State and municipal obligations	1,199	26	(18)	1,207
Single issuer trust preferred security	1,000	-	(241)	759
Corporate debt securities	1,451	25	(1)	1,475
	24,352	102	(262)	24,192

Mortgage-backed securities:
FNMA:
Adjustable-rate	3,330	158	-	3,488
Fixed-rate	1,478	60	-	1,538
FHLMC:
Adjustable-rate	849	24	-	873
Fixed-rate	475	37	-	512
GNMA, adjustable-rate	165	4	-	169
CMO, fixed-rate	9,798	179	(30)	9,947
	16,095	462	(30)	16,527

	$40,447	$564	$(292)	$40,719

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at December 31, 2010 and September 30, 2010 consisted of the following:

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$257	$7	$-	$264
GNMA, Fixed-rate	2	-	-	2
FNMA, Fixed-rate	4,044	141	-	4,185

	$4,303	$148	$-	$4,451

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$265	$9	$-	$274
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	4,450	200	-	4,650

	$4,716	$209	$-	$4,925

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at December 31, 2010 and September 30, 2010 that were in an unrealized loss position.

	December 31, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$27,233	$(498)	$-	$-	$27,233	$(498)
State and municipal obligations	201	-	27	(18)	228	(18)
FHLB notes	10,738	(257)	-	-	10,738	(257)
Single issuer trust preferred security	-	-	790	(210)	790	(210)
Mortgage-backed securities:
CMO, fixed-rate	16,525	(258)	-	-	16,525	(258)

	$54,697	$(1,013)	$817	$(228)	$55,514	$(1,241)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2010
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government agencies	$1,996	$(2)	$-	$-	$1,996	$(2)
State and municipal obligations	-	-	27	(18)	27	(18)
Single issuer trust preferred security	-	-	759	(241)	759	(241)
Corporate debt securities	499	(1)	-	-	499	(1)
Mortgage-backed securities:
CMO, fixed-rate	967	(30)	-	-	967	(30)

	$3,462	$(33)	$786	$(259)	$4,248	$(292)

As of December 31, 2010, the estimated fair value of the securities disclosed above is primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2010, the Company held one U.S. treasury, twenty-six U.S. government agency securities, nine FHLB notes, two tax-free municipal, twenty mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expect that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2010 represents other-than-temporary impairment.

During the quarter ended December 31, 2010, the gross unrealized loss of the single issuer trust preferred security improved by $31,000 from an unrealized loss at September 30, 2010 of $241,000 to an unrealized loss of $210,000 as of December 31, 2010. The stability of the underlying credit and the financial markets has contributed to this improvement.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the December 2010 quarter, but slight signs of improvement have recently occurred that have slightly stabilized the market.  Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At December 31, 2010 and September 30, 2010 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2010 follows:

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Within 1 year	$13,325	$13,117	$-	$-
Over 1 year through 5 years	31,012	30,474	-	-
After 5 years through 10 years	202	186	-	-
Over 10 years	3,990	3,816
	48,529	47,593	-	-

Mortgage-backed securities	28,027	28,095	4,303	4,451

	$76,556	$75,688	$4,303	$4,451

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	December 31, 2010	September 30, 2010
	(Dollars in thousands)

Residential Mortgage	$220,966	$230,966
Construction and Development:
Residential and commercial	29,191	30,429
Land	2,991	2,989
Total Construction and Development	32,182	33,418
Commercial:
Commercial real estate	142,027	143,095
Multi-family	5,416	6,493
Other	12,452	11,398
Total Commercial	159,895	160,986
Consumer:
Home equity lines of credit	20,811	19,927
Second mortgages	101,030	105,825
Other	918	1,086
Total Consumer	122,759	126,838

Total loans	535,802	552,208

Deferred loan costs, net	3,014	3,272
Allowance for loan losses	(7,549)	(8,157)

Total loan receivable, net	$531,267	$547,323

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, 2010.  Activity in the allowance is presented for the three months ended December 31, 2010.

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157

Charge-offs	(429)	(107)	-	(284)	(164)	-	(99)	(1,448)	-	-	(2,531)

Recoveries	-	-	-	1	1	1	-	17	3	-	23
Provision	445	125	1	221	(1)	35	40	1,055	(7)	(14)	1,900

Ending Balance	$1,571	$707	$64	$2,679	$27	$339	$225	$1,888	$18	$31	$7,549
Ending balance: individually evaluated for impairment	$757	$-	$-	$327	$-	$-	$55	$355	$-	$-	$1,494

Ending balance: collectively evaluated for impairment	$814	$707	$64	$2,352	$27	$339	$170	$1,533	$18	$31	$6,055

Loan receivables:
Ending balance	$220,966	$29,191	$2,991	$142,027	$5,416	$12,452	$20,811	$101,030	$918		$535,802

Ending balance: individually evaluated for impairment	$1,928	$1,393	$-	$6,839	$-	$-	$62	$675	$-		$10,897

Ending balance: collectively evaluated for impairment	$219,038	$27,798	$2,991	$135,188	$5,416	$12,452	$20,749	$100,355	$918		$524,905

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2010 and September 30, 2010.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
December 31, 2010:
Residential Mortgage	$1,928	$757	$-	$1,928	$1,928
Construction and Development:
Residential and commercial	-	-	1,393	1,393	1,393
Commercial:
Commercial real estate	6,164	327	675	6,839	6,839
Consumer:
Home equity lines of credit	62	55	-	62	62
Second mortgages	590	355	85	675	675
Total impaired loans	$8,744	$1,494	$2,153	$10,897	$10,897

September 30, 2010:
Residential Mortgage	$2,356	$865	$-	$2,356	$2,356
Construction and Development:
Residential and commercial	1,393	111	-	1,393	1,393
Commercial:
Commercial real estate	6,392	650	1,213	7,605	7,605
Multi-family	1,093	164	-	1,093	1,093
Consumer:
Home equity lines of credit	189	136	-	189	189
Second mortgages	2,391	1,141	1,010	3,401	3,401
Total impaired loans	$13,814	$3,067	$2,223	$16,037	$16,037

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three months ended for periods indicated:

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)
December 31, 2010:
Residential mortgage	$2,282	$-	$-
Construction and development:
Residential and commercial	1,398	-	35
Commercial:
Commercial real estate	7,985	-	-
Multi-family	546	54	54
Consumer:
Home equity lines of credit	158	-	-
Second mortgages	2,618	-	-
Total	$14,987	$54	$89

December 31, 2009:
Residential mortgage
Construction and development:
Residential and commercial	$1,845	$-	$-
Commercial:
Commercial real estate	6,272	-	-
Multi-family	1,223	-	-
Other	77	-	-
Consumer:
Home equity lines of credit	43	-	-
Second mortgages	292	-	-
Other	1,526	3	4
Total	$11,278	$3	$4

At December 31, 2010, the Company had $11.9 million of troubled debt restructurings.  One loan with a balance of $3.1 million was classified as impaired.  The remaining $8.8 million of troubled debt restructurings at December 31, 2010 were performing prior to the restructuring and continue to perform under their restructured terms and are not classified as impaired.  Such loans have been classified as troubled debt restructurings since we modified the payment terms from the original agreements and allowed the borrowers to make interest only payments in order to relieve some of their overall cash flow burden.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the internal risk rating system as of December 31, 2010.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Residential mortgage	$211,326	$510	$9,130	$-	$220,966
Construction and Development:
Residential and commercial	18,888	4,877	5,426	-	29,191
Land	1,064	760	1,167	-	2,991
Commercial:
Commercial real estate	115,831	8,296	15,401	2,499	142,027
Multi-family	4,807	-	609	-	5,416
Other	11,027	1,215	210	-	12,452
Consumer:
Home equity lines of credit	20,415	-	396	-	20,811
Second mortgages	96,536	1,175	3,319	-	101,030
Other	918	-	-	-	918
Total	$480,812	$16,833	$35,658	$2,499	$535,802

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2010 and September 30, 2010.

	Current	30-50 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable

December 31, 2010:
Residential Mortgage	$209,348	$2,153	$600	$8,865	$11,618	$220,996
Construction and Development:
Residential and commercial	21,435	4,451	1,912	1,393	7,756	29,191
Land	2,991	-	-	-	-	2,991
Commercial:
Commercial real estate	137,479	-	-	4,548	4,548	142,027
Multi-family	5,416	-	-	-	-	5,416
Other	12,243	-	-	209	209	12,452
Consumer:
Home equity lines of credit	20,415	-	-	396	396	20,811
Second mortgages	96,044	1,438	341	3,207	4,986	101,030
Other	911	6	-	1	7	918
Total	$506,282	$8,048	$2,853	$18,619	$29,520	$535,802

September 30, 2010:
Residential Mortgage	$220,934	$1,004	$674	$8,354	$10,032	$230,966
Construction and Development:
Residential and commercial	29,036	-	-	1,393	1,393	30,429
Land	2,989	-	-	-	-	2,989
Commercial:
Commercial real estate	137,843	776	-	4,476	5,252	143,095
Multi-family	5,400	-	-	1,093	1,093	6,493
Other	11,189	-	209	-	209	11,398
Consumer:
Home equity lines of credit	19,433	37	-	457	494	19,927
Second mortgages	100,132	1,122	486	4,085	5,693	105,825
Other	1,080	2	1	3	6	1,086
Total	$528,036	$2,941	$1,370	$19,861	$24,172	$552,208

Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $282,000 and $296,000 for the three months ended December 31, 2010 and 2009, respectively.  There were no loans past due 90 days or more and still accruing interest at December 31, 2010 or September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of December 31, 2010, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2010, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status of “well-capitalized.”

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreement”) with the Office of Thrift Supervision that required compliance with certain items within specified timeframes as outlined in the Agreements. With the exception of certain deviations, which we do not believe were significant, to the provisions regarding commercial loan orginations, the Company and the Bank have operated in compliance with the Supervisory Agreements in all material respects.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual			For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio
	(Dollars in thousands)

As of December 31, 2010:
Tangible Capital (to tangible assets)	$58,262	8.47%	$	≥10,313	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	58,262	8.47		≥27,502	≥4.00	$	≥34,378	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	58,262	11.67		≥19,964	≥4.00		≥29,946	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	64,318	12.89		≥39,928	≥8.00		≥49,910	≥10.00

As of September 30, 2010:
Tangible Capital (to tangible assets)	$59,026	8.24%	$	≥10,739	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	59,026	8.24		≥28,637	≥4.00	$	≥37,796	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	59,026	11.83		≥19,962	≥4.00		≥29,944	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	64,116	12.85		≥39,925	≥8.00		≥49,906	≥10.00

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements

The Company follows FASB ASC Topic 820 “Fair Value Measurements,” to record fair value adjustments to certain assets and to determine fair value disclosures for the Company’s financial instruments. Investment and mortgage-backed securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans, real estate owned and certain other assets. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

The Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is our policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy.

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

FASB ASC Topic 825 “Financial Instruments” provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,988	$-	$4,988	$-
U.S. government agencies	28,418	-	28,418	-
FHLB notes	10,738	-	10,738	-
State and municipal obligations	1,191	-	1,191	-
Single issuer trust preferred security	790	-	790	-
Corporate debt securities	1,468	-	1,468	-
Total investment securities available for sale	47,593	-	47,593	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	3,167	-	3,167	-
Fixed-rate	1,371	-	1,371	-
FHLMC:
Adjustable-rate	773	-	773	-
Fixed-rate	462	-	462	-
GNMA, adjustable-rate	163	-	163	-
CMO, fixed-rate	22,159	-	22,159	-
Total mortgage-backed securities available for sale	28,095	-	28,095	-

Total	$75,688	$-	$75,688	$-

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,997	$-	$4,997	$-
U.S. government agencies	12,745	-	12,745	-
FHLB notes	3,009	-	3,009	-
State and municipal obligations	1,207	-	1,207	-
Single issuer trust preferred security	759	-	759	-
Corporate debt securities	1,475	-	1,475	-
Total investment securities available for sale	24,192	-	24,192	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	3,488	-	3,488	-
Fixed-rate	1,538	-	1,538	-
FHLMC:		-		-
Adjustable-rate	873	-	873	-
Fixed-rate	512	-	512	-
GNMA, adjustable-rate	169	-	169	-
CMO, fixed-rate	9,947	-	9,947	-
Total mortgage-backed securities available for sale	16,527	-	16,527	-

Total	$40,719	$-	$40,719	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2010 and September 30, 2010:

	December 31, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$209	$-	$-	$209
Impaired loans	7,250	-	-	7,250

Total	$7,459	$-	$-	$7,459

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$4,716	$-	$-	$4,716
Impaired loans	10,748	-	-	10,748

Total	$15,464	$-	$-	$15,464

The table below presents a summary of activity in our other real estate owned during the three months ended December 31, 2010:

Types of Property	Balance as of September 30, 2010	Additions	Sales, net	Write-downs	Balance as of December 31, 2010
	(Dollars in thousands
Residential mortgage	$1,539	$1,064	$1,339	$60	$1,204
Construction and Development:
Commercial and residential	1,084	-	-	-	1,084
Commercial:
Commercial real estate	2,602	-	1,647	370	585
Multi-family	70	480	-	-	550
Other	20	34	-	-	54

Total	$5,315	$1,578	$2,986	$430	$3,477

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of FASB ASC 825.  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methods.  However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company would realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.  FASB ASC 825 excludes certain financial instruments and all non-financial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2010 and September 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of December 31, 2010 or September 30, 2010. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

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

Impaired Loans—Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified at Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals by qualified licensed appraisers hired by the Company.  Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client’s business.  Impaired loans are reviewed and evaluated on a monthly basis for additional impairment and adjusted accordingly, based on the same factors identified above.

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

Deposits—Deposit liabilities are carried at cost. As such, valuation techniques discussed herein for deposits are primarily for estimating fair value for FASB ASC 825 disclosure purposes. The fair value of deposits is discounted based on rates available for borrowings of similar maturities. A decay rate is estimated for non-time deposits. The discount rate for non-time deposits is adjusted for servicing costs based on industry estimates.

Long-Term Borrowings—Advances from the FHLB are carried at amortized cost. However, we are required to estimate the fair value of long-term debt under FASB ASC 825. The fair value is based on the contractual cash flows discounted using rates currently offered for new notes with similar remaining maturities.

Accrued Interest Payable—This liability is carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Commitments to Extend Credit and Letters of Credit—The majority of the Company’s commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Bank or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2010 and September 30, 2010 are presented below:

	December 31, 2010		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$35,657	$35,657	$81,395	$81,395
Investment securities available for sale	75,688	75,688	40,719	40,719
Investment securities held to maturity	4,303	4,451	4,716	4,925
Loans receivable, net	531,267	544,005	547,323	564,936
Accrued interest receivable	2,121	2,121	2,113	2,113
Restricted stock	6,239	6,239	6,567	6,567
Mortgage servicing rights	155	155	134	134

Financial liabilities:
Savings accounts	40,566	40,566	42,385	42,385
Checking and NOW accounts	114,158	114,158	101,868	101,868
Money market accounts	86,217	86,217	80,980	80,980
Certificates of deposit	332,907	337,618	371,625	372,388
FHLB advances	49,849	53,594	55,334	58,208
Accrued interest payable	239	239	267	267

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Three months Ended December 31,
	2010	2009
	(Dollars in thousands)

At federal statutory rate	$(403)	$(26)
Adjustments resulting from:
State tax, net of federal benefit	-	(14)
Tax-exempt interest	(2)	(9)
Low-income housing credit	(10)	(10)
Earnings on bank-owned life insurance	(49)	(37)
Other	18	8
	$(446)	$(88)

The Company’s effective tax rate was 37.65% and 115.38% for the three months ended December 31, 2010 and 2009, respectively.

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

In October 2010, each of the Company and the Bank, and the Mutual Holding Company entered into Supervisory Agreement with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of the Company’s, the Bank’s, and the Mutual Holding Company’s operations and financial condition in 2010.  See “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 for more information.

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

Allowance for Loan Losses.  The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, as adjusted for qualitative factors

An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio. Once all factor adjustments are applied, general reserve allocations for each segment are calculated, summarized and reported on the ALLL summary.  ALLL final schedules, calculations and the resulting evaluation process are reviewed quarterly by the Asset Classification Committee and the Board of Directors.

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not be currently available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the current level of the allowance for loan losses is adequate.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and industrial loans, commercial real estate loans and commercial construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

An allowance for loan losses is established for an impaired loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.   For additional information, see Note 2 to the Consolidated Financial Statements (Unaudited).

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

Comparison of Financial Condition at December 31, 2010 and September 30, 2010

The Company’s total assets amounted to $691.4 million at December 31, 2010 compared to $720.5 million at September 30, 2010.  The primary reason for the $29.1 million decrease in assets during first three months of fiscal 2011 was a decrease in cash and cash equivalents in the amount of $45.7 million, as well as a $16.1 million decrease in net loans receivable and a $1.8 million decrease in other real estate owned (“REO”) at December 31, 2010 compared to September 30, 2010.  These decreases were partially offset by a $34.6 million increase in investment securities.  The decrease in cash and cash equivalents was mostly due to the use of cash for purchases of $41.7 million of investment securities during the first quarter of 2011.  The decrease in loan demand from consumers and internal lending restrictions which we adopted early in fiscal 2010 as well as the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010, contributed to this reduction in the outstanding balance of our total loan portfolio.  The Company’s total REO amounted to $3.5 million at December 31, 2010 compared to $5.3 million at September 30, 2010.  The $1.8 million reduction in REO at December 31, 2010 was due to $3.0 million in sales and $430,000 in reductions in fair value, which reductions in fair value were reflected in other real estate owned expense during the first quarter of fiscal 2011.  The $3.0 million in sales of REO during the first quarter of fiscal 2011 was due primarily to our sales of  a mixed-use (medical office and residential) building located in Philadelphia, Pennsylvania for $1.5 million with a net loss of $10,000 in December 2010, a single-family residential property with an aggregating carrying value of $579,000 located in Chester County, Pennsylvania, which was sold for $594,000 with a gain of $15,000, and three single-family residential properties, which were sold for an aggregate of $688,000 with a net loss of approximately $71,000.  Partially offsetting the sales activity and reductions in fair value of our REO was $1.6 million in additions in REO during the quarter ended December 31, 2010, which included $1.1 million for a multi-family residential loan on a 34-unit apartment building located in Delaware County, Pennsylvania and $500,000 for a mixed-use property, located in Philadelphia, Pennsylvania.

Our total liabilities at December 31, 2010, amounted to $626.8 million compared to $654.3 million at September 30, 2010.  The $27.5 million, or 4.21% decrease in total liabilities was due primarily to a decrease in total deposits of $23.0 million in the first three months of fiscal 2011.  Our total deposits amounted to $573.8 million at December 31, 2010 compared to $596.9 million at September 30, 2010.   There was a $5.5 million decrease in our FHLB advances during the quarter ended December 31, 2010, which was attributable to $5.0 million in long-term debt maturing during the quarter.

Shareholders’ equity decreased by $1.6 million to $64.6 million at December 31, 2010 compared to $66.2 million at September 30, 2010 primarily due to a decrease in retained earnings and the effect of our accumulated other comprehensive loss at December 31, 2010.  Retained earnings decreased by $820,000 to $42.0 million at December 31, 2010 as a result of the $739,000 net loss during the quarter.  Also affecting our shareholders’ equity was the $573,000 accumulated other comprehensive loss at December 31, 2010 compared to $179,000 of accumulated other comprehensive income at September 30, 2010.  In addition, the payment of $81,000 in cash dividends during the first quarter of fiscal 2011 reduced our shareholders’ equity at December 31, 2010 compared to September 30, 2010.

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Loans 31-89 days delinquent:
Residential mortgage	$2,753	$1,678
Commercial:
Commercial real estate(1)	6,363	776
Other	-	209
Consumer:
Home equity lines of credit	-	37
Second mortgages	1,779	1,608
Other	6	3
Total	$10,901	$4,311

(1)       Includes two TDRs in the aggregate amount of $4.7 million which were more than 30 days past due at December 31, 2010.

The table below sets forth our non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest at December 31, 2010 or September 30, 2010.

	December 31, 2010	September 30, 2010
	(Dollars in thousands)

Non-accruing loans:
Residential mortgage	$8,865	$8,354
Construction or development:
Residential and commercial	1,393	1,393
Commercial:
Commercial real estate	4,548	4,476
Multi-family	-	1,093
Other	209	-
Consumer:
Home equity lines of credit	396	457
Second mortgages	3,207	4,085
Other	1	3
Total non-accruing loans	18,619	19,861
Other real estate owned and other foreclosed assets:
Residential mortgage	1,203	1,538
Construction or development:
Residential and commercial	1,085	1,085
Commercial:
Commercial real estate	585	2,602
Multi-family	550	70
Other	54	20
Total	3,477	5,315
Total non-performing assets	22,096	25,176

Performing troubled debt restructurings:
Residential mortgage	2,150	2,277
Construction or development:
Land	1,167	1,170
Commercial:
Commercial real estate(1)	7,665	7,742
Multi-family	609	612
Other	176	175
Consumer:
Second mortgages	113	-
Total	11,880	11,976
Total non-performing assets and performing troubled debt restructurings	$33,976	$37,152
Ratios:
Total non-accrual loans as a percent of gross loans	3.47%	3.60%
Total non-performing assets as a percent of total assets	3.20%	3.49%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	4.91%	5.16%

(1)          Includes two TDRs in the aggregate amount of $4.7 million which were more than 30 days past due at December 31, 2010.

At December 31, 2010, our total non-performing assets amounted to $22.1 million, a decrease of $3.1 million compared to total non-performing assets at September 30, 2010.  Included in our non-performing assets at September 30, 2010 were 23 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $8.9 million at such date, and 40 non-accruing second mortgage and home equity loans, with an aggregate outstanding balance of $3.6 million. Our non-performing assets at December 31, 2010, also included the following significant items.

●
A $1.4 million participation interest in a $31.2 million construction and development loan for the construction of 103 units of a proposed 260 unit retirement community in Montgomery County, Pennsylvania.  Since the loan was originated in August 2006, a total of 49 homes have been built of which 48 have been sold, with one home are being marketed for sale. This loan was placed on non-accrual status in August 2009, and during quarter ended September 30, 2010, there was a partial charge-off in the amount of $2.9 million, based on a September 2010 appraisal, reducing our loan principal balance from $4.3 million to $1.4 million. The lead lender and participants are continuing to work with the developer towards a satisfactory workout plan.

●
A $1.8 million construction loan previously made to a local builder to construct one home located in Chester County, Pennsylvania which was acquired as real estate owned in April 2010. This property was written down in value by $179,000 during the fiscal year ended September 30, 2010 and had a carrying value of $837,000 at December 31, 2010. This property was sold in January 2011 with sales proceeds of approximately $856,000 with a gain on the sale of $19,000 recorded in the quarter ending March 31, 2011.

●
A mixed-use (a restaurant, retail space and one office) property located in Pottstown, Pennsylvania which was acquired as real estate owned in July 2009 and had a carrying value of $1.3 million at September 30, 2009. This property was written down in value by $665,000 during the fiscal year ended September 30, 2010 and had a carrying value of $585,000 as of December 31, 2010. We are attempting to secure tenants for the unoccupied portion of this property (it is currently approximately 75% vacant) and we are actively marketing it for sale.

 The relatively high levels of the Company’s non-performing assets at December 31, 2010 primarily reflects the continuing effects of the recession and a slow economic recovery in the Company’s market area.  The Company is continuing its efforts to resolve its non-performing assets without additional loss. As a local community bank, we continue to be committed to helping the local community and have been working diligently with customers to assist them during these difficult economic times and the financial difficulties they have incurred.

At December 31, 2010 our total performing troubled debt restructurings amounted to $11.9 million compared to $12.0 million of performing troubled debt restructurings at September 30, 2010. Our performing troubled debt restructurings at December 31, 2010 included the following significant items.

●
One loan in the amount of $2.6 million secured by commercial real estate located in Delaware County, Pennsylvania which was restructured during the quarter ended March 31, 2010 to require payments of interest only for six months and which converted to principal and interest payments in October 2010. This loan continues to make principal and interest payments as agreed and is expected to be removed from the troubled debt restructured category in March 2011.

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

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at December 31, 2010 collateralized by commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $2.0 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania.   One of the loans for $1.5 million, became more than 30 days past due at December 31, 2010.  The other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to require payments of interest only.

●
A $3.1 million loan secured by two mixed use (retail space and apartments) buildings and three apartment buildings (approximately 23 units) located in Philadelphia, Pennsylvania, one apartment building with 5 units located in Gloucester City, New Jersey, and one mixed use building (apartment and a one unit office space) located in Norristown, Pennsylvania.   This loan became more than 90 days past due in January 2011 and was placed on non-performing status.

During the three months ended December 31, 2010, we added three second mortgage loans in the aggregate amount of $113,000 to our troubled debt restructurings. As a result, at December 31, 2010, we had $11.9 million of loans classified as performing TDRs. Our performing TDRs at December 31, 2010, include 27 loans in the aggregate comprised of $2.1 million of one- to four-family loans, $7.7 million of commercial real estate loans, $1.2 million of land loans, $609,000 of multi-family loans, $176,000 of commercial loans and $113,000 of second mortgage loans.  One of our TDRs at December 31, 2010, a $3.1 million commercial real estate loan, became more than 90 days past due in January 2011, has been placed on non-accrual status, and is considered impaired.

While the amount of our non-performing assets at December 31, 2010 decreased compared to September 30, 2010, the amount of the Company’s loans delinquent 31 to 89 days increased to $10.9 million at December 31, 2010 from $4.3 million at September 30, 2010.  The Company is attempting to work with its borrowers to bring all of its delinquent and non-performing loans current, but no assurance can be given that there may not be further increases in the Company’s non-performing assets in future periods.

Comparison of Our Operating Results for the Three Months Ended December 31, 2010 and 2009

General.  Our net loss was $739,000 for the three months ended December 31, 2010 compared to net income of $12,000 for the three months ended December 31, 2009.  On a per share basis, the net loss was $0.13 per share for the quarter ended December 31, 2010, compared to net income of zero per share for the quarter ended December 31, 2009.  The primary reason for the $751,000 decrease in our result of operations in the first quarter of fiscal 2011 compared to the first quarter in fiscal 2010 was an increase in the provision of loan losses of $955,000, a $186,000 decrease in other income, and a $42,000 increase in total other expenses, partially offset by a $358,000 reduction in income taxes during the first quarter.  Our interest rate spread of 2.83% and net interest margin of 2.94% for the three months ended December 31, 2010 improved when compared to a net interest spread of 2.68% and a net interest margin of 2.89% for the three months ended December 31, 2009.

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

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$542,959	$7,345	5.41%	$604,930	$8,410	5.56%
Investment securities	70,970	343	1.93	31,096	258	3.32
Deposits in other banks	31,959	12	0.15	11,148	6	0.23
FHLB stock	6,345	-	0.00	6,567	-	0.00
Total interest-earning assets	652,233	7,700	4.72	653,741	8,674	5.32
Non-interest-earning assets	50,246			35,907
Total assets	$702,479			$689,648

Interest Bearing Liabilities:
Demand and NOW accounts	$87,320	171	0.78	$95,081	303	1.28
Money market accounts	85,329	233	1.09	61,618	161	1.04
Savings accounts	40,932	19	0.19	39,376	29	0.28
Time deposits	348,288	2,028	2.33	306,442	2,341	3.04
Total deposits	561,869	2,451	1.74	502,517	2,834	2.24
FHLB borrowings	51,064	452	3.54	92,941	1,117	4.80
Total interest-bearing liabilities	612,933	2,903	1.89	595,458	3,951	2.64
Non-interest-bearing liabilities	23,106			24,642
Total liabilities	636,039			620,100
Shareholders’ Equity	66,440			69,548
Total liabilities and	$702,479			$689,648
shareholders’ equity
Net interest-earning assets	$39,300			$58,283
Net interest income; average interest rate spread		$4,797	2.83%		$4,723	2.68%
Net interest margin (2)			2.94%			2.89%
Average interest-earning assets to average interest-bearing liabilities	106.41%			109.79%

(1)       Includes non-accrual loans during the respective periods.  Calculated net of deferred fees and discounts and allowance for loan losses.
(2)       Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  The Company’s interest and dividend income decreased for the three months ended December 31, 2010 by $974,000 or 11.2% over the comparable 2009 period to $7.7 million.  Interest income decreased in the three months ended December 31, 2010 over the prior comparable period in fiscal 2010 due primarily to a decline in the average balance of loans and lower average yields on loans and investment securities.  During the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, the average yield on the Company’s loan portfolio decreased by 15 basis points to 5.41% from 5.56%. The average balance of loans receivable decreased by $62.0 million, or 10.2% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, as a result of our efforts to reduce some of our higher risk loans, the lending restrictions in the Supervisory Agreement with the OTS and a reduction in loan demand of all loan types due primarily to a slow economy and uncertainty in the job market.  The average yield on investment securities decreased to 1.93% for the three months ended December 31, 2010 from 3.32% for the same period ended 2010 while the average balance of investment securities increased by $39.9 million during the three months ended December 31, 2010 compared to the comparable prior fiscal year period.

Interest Expense.  The Company’s interest expense for the three month period ended December 31, 2010 was $2.9 million, a decrease of $1.0 million from the three month period ended December 31, 2009. The Company had a $383,000 decrease in interest expense on total deposits and a $663,000 decrease in interest on FHLB borrowings during the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. The average balance of deposit accounts increased by $59.4 million, or 11.8%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, due primarily to the opening of our Concordville, Delaware County branch in mid-September 2010. The average rate paid on total deposits decreased to 1.74% for the three months ended December 31, 2010 from 2.24% for the same period in fiscal 2010, and the average rate paid on borrowed funds decreased to 3.54% in the first quarter of fiscal 2011 compared to 4.80% in the first quarter of fiscal 2010.

Provision for Loan Losses.  The provision for loan losses was $1.9 million for the quarter ended December 31, 2010 compared to $945,000 for the quarter ended December 31, 2009. The $955,000 increase in our provision for loan losses for the quarter ended December 31, 2010 compared to the first quarter in fiscal 2010 was due to a deterioration of some collateral values during the quarter and direct charge-offs that occurred during the quarter as a result of such deterioration in collateral values, as well as our determination made during the quarter, based on a review of our loss experience and other qualitative factors with respect to the allowance for loan losses, to increase our coverage amount for residential mortgage loans. The Company’s net charge-offs to the allowance for loan losses amounted to approximately $2.5 million for the three-months ended December 31, 2010 compared to $400,000 in the quarter ended December 31, 2009.  Net charge-offs increased during the quarter ended December 31, 2010 due primarily to an aggregate of $1.4 million in net charge-offs with respect to 17 second mortgage loans and a partial charge-off in the amount of $622,000 on three loans to one borrower secured by a single-family residence and commercial real estate. At December 31, 2010, the Company’s total non-accrual loans amounted to $18.6 million, or 3.47% of total loans, compared to $19.9 million of non-accrual loans, or 3.60% of total loans, at September 30, 2010.  Total non-accruing loans were reduced by $1.3 million on a linked quarter basis due primarily to the transfer to REO of $1.6 million in non-performing multi-family residential mortgage loans and a $878,000 reduction in non-accrual second mortgage loans due to net charge-offs. These reductions were partially offset by a $511,000 increase in non-accrual single-family residential mortgage loans and a $209,000 increase in non-accrual commercial loans.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Three Months Ended		For the Year Ended
	December 31,		September 30,
	2010	2009	2010
	(Dollars in Thousands)

Balance at beginning of period	$8,157	$5,718	$5,718
Provision for loan losses	1,900	945	9,367

Charge-offs:
Residential mortgage	429	10	824
Construction and development
Residential and commercial	107	160	4,133
Commercial:
Commercial real estate	284	-	927
Multi-family	164	160	525
Consumer:
Home equity lines of credit	99	168	168
Second mortgages	1,448	63	334
Other	-	-	22
Total charge-offs	2,531	401	6,933
Recoveries:
Commercial:
Commercial real estate	1	-	-
Multi-family	1	-	1
Other	1	-	-
Consumer:
Second mortgages	17	-	-
Other	3	1	4
Total recoveries	23	1	5

Net charge-offs	2,508	400	6,928
Balance at end of period	$7,549	$6,263	$8,157

Ratios:
Ratio of allowance for loan losses to non-accrual loans	40.54%	33.37%	41.07%
Ratio of net charge-offs to average loans outstanding annualized	1.84%	0.28%	1.19%
Ratio of net charge-offs to total allowance for loan losses (annualized where appropriate)	132.88%	25.56%	84.93%

Other Income.  Our total other, or non-interest, income was $421,000 for the three months ended December 31, 2010 compared to $607,000 for the three months ended December 31, 2009.  The $186,000 decrease was due primarily to a $143,000 decrease in service charges and other fees due to the regulatory restrictions on fees on customer’s accounts. Also there was an increase of $43,000 on our net loss on sale of REO for the quarter ended December 31, 2010 compared to quarter ended December 31, 2009.

Other Expenses.  Other, or non-interest, expenses of the Company increased by $42,000 in the quarter ended December 31, 2010 from the comparable prior year period. The increase in other operating expenses in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was due primarily to a $269,000 increase in other REO expense, a $145,000 increase in professional services, an $85,000 increase in occupancy expense and an $81,000 increase in miscellaneous other operating expenses.  The increase in REO expense was primarily due to a write-down of $370,000 for a commercial real estate property located in Philadelphia, PA which was sold in December 2010.  The increase in professional fees primarily was associated with work out efforts on troubled loans.  The $85,000 increase in occupancy expense is due to the addition of the Concordville branch in mid-September 2010.  The $81,000 increase in miscellaneous other expenses was primarily due to a $28,000 increase in the Bank’s OTS assessment and an increase of $25,000 in real estate appraisal expense.  These increases were partially offset by a $255,000 decrease in federal deposit insurance premium, a $152,000 decrease in salaries and employee benefits and a $103,000 decrease in data processing expense.  The decrease of $225,000 in federal deposit insurance premium for the first quarter of fiscal 2011 was primarily due to the absence of a premium credit in the first quarter of fiscal 2010.  Salaries and employee benefits expense decreased primarily due to a slight reduction in staff in various departments throughout the Bank.  The $103,000 decrease in data processing expense is attributable to the change in the Company’s bank core processing vender in April 2010.

Income Tax Expense.  Our income tax benefit was $446,000 for the three months ended December 31, 2010 compared to income tax benefit of $88,000 for the three months ended December 31, 2009.  The increase in tax benefit for the first quarter in fiscal 2011 was due to the decrease in pre-tax income for the three months ended December 31, 2010 compared to the three months ended December 31, 2009.  The Company’s effective tax rate was 37.65% and 115.38% for the three months ended December 31, 2010 and 2009, respectively.  The change in the effective income tax rate from the three months ended December 31, 2009 compared to the three months ended December 31, 2010, was due to various fluctuations in the permanent tax differences associated with the following: BOLI income, ESOP dividend received deductions, state income tax credits and net operating losses.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2010, our cash and cash equivalents amounted to $35.7 million.  In addition, at such date our available for sale investment securities amounted to $75.7 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2010, we had certificates of deposit maturing within the next 12 months amounting to $146.9 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the three months ended December 31, 2010, the average balance of our outstanding FHLB advances was $51.1 million.  At December 31, 2010, we had $49.8 million in outstanding long-term FHLB advances and we had $314.8 million in additional FHLB advances available to us.  In addition, at December 31, 2010, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at December 31, 2010.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)
Long-term debt obligations	$-	$1,849	$-	$48,000	$49,849
Certificates of deposit	146,933	117,933	27,172	40,869	332,907
Operating lease obligations	279	558	495	4,929	6,261
Total contractual obligations	$147,212	$120,340	$27,667	$93,798	$389,017

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  There has been no material change in the Company’s asset and liability position since September 30, 2010.

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

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

Not applicable

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

MALVERN FEDERAL BANCORP, INC.

February 14, 2011	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

February 14, 2011	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer