Form 10-Q
period 2011-03-31
MALVERN FEDERAL BANCORP INC
filed 2011-05-16
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: March 31, 2011
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of May 16, 2011, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2011	September 30, 2010
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$9,358	$15,045
Interest bearing deposits in depository institutions	20,876	66,350
Cash and Cash Equivalents	30,234	81,395
Investment securities available for sale, at fair value	72,139	40,719
Investment securities held to maturity (fair value of $4,143 and $4,925 respectively)	4,032	4,716
Restricted stock, at cost	5,927	6,567
Loans receivable, net of allowance for loan losses of $10,366 and $8,157, respectively	519,007	547,323
Other real estate owned	5,429	5,315
Accrued interest receivable	2,089	2,113
Property and equipment, net	8,509	8,765
Deferred income taxes, net	7,898	4,462
Bank-owned life insurance	14,490	14,213
Other assets	3,034	4,918
Total Assets	$672,788	$720,506

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$18,785	$18,503
Deposits-interest-bearing	541,001	578,355
Total Deposits	559,786	596,858
FHLB advances	49,599	55,334
Advances from borrowers for taxes and insurance	1,776	585
Accrued interest payable	231	267
Other liabilities	1,502	1,255
Total Liabilities	612,894	654,299

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in capital	25,897	25,912
Retained earnings	37,306	42,830
Treasury stock—at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,250)	(2,299)
Accumulated other comprehensive income (loss)	(644)	179
Total Shareholders’ Equity	59,894	66,207
Total Liabilities and Shareholders’ Equity	$672,788	$720,506

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Interest and Dividend Income

Loans, including fees	$7,019	$7,952	$14,364	$16,362
Investment securities, taxable	384	239	720	485
Investment securities, tax-exempt	8	9	15	21
Interest-bearing cash accounts	7	9	19	15
Total Interest and Dividend Income	7,418	8,209	15,118	16,883

Interest Expense

Deposits	2,081	2,437	4,532	5,271
Short-term borrowings	-	6	-	8
Long-term borrowings	427	923	879	2,038
Total Interest Expense	2,508	3,366	5,411	7,317

Net Interest Income	4,910	4,843	9,707	9,566

Provision for Loan Losses	8,142	3,637	10,042	4,582

Net Interest Income (Loss) after Provision for Loan Losses	(3,232)	1,206	(335)	4,984

Other Income

Service charges and other fees	230	375	471	759
Rental income	67	63	130	128
Gain (loss) on sale of other real estate owned, net	19	(34)	(7)	(17)
Earnings on bank-owned life insurance	134	136	277	277
Total Other Income	450	540	871	1,147

Other Expense

Salaries and employee benefits	1,642	1,466	3,157	3,133
Occupancy expense	572	487	1,109	940
Federal deposit insurance premium	320	230	703	868
Advertising	231	218	425	439
Data processing	271	382	562	776
Professional fees	457	276	844	518
Other real estate owned expense	536	365	1,233	793
Other operating expenses	426	414	925	832
Total Other Expenses	4,455	3,838	8,958	8,299

Loss before income tax benefit	(7,237)	(2,092)	(8,422)	(2,168)

Income tax benefit	(2,533)	(867)	(2,979)	(955)

Net Loss	$(4,704)	$(1,225)	$(5,443)	$(1,213)

Basic Loss Per Share	$(0.80)	$(0.21)	$(0.92)	$(0.21)

Dividends Declared Per Share	$0.00	$0.03	$0.03	$0.06

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)

Balance, October 1, 2009	$62	$25,937	$46,286	$(19)	$(2,445)	$21	$69,842
Comprehensive Loss:
Net Loss	-	-	(1,213)	-	-	-	(1,213)
Net change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment and tax effect	-	-	-	-	-	31	31
Total Comprehensive Loss	-	-	-	-	-	-	(1,182)
Treasury stock purchased (48,000 shares)	-	-	-	(458)	-	-	(458)
Cash dividends declared ($0.06 per share)	-	-	(163)	-	-	-	(163)
Committed to be released ESOP shares (6,702 shares)	-	(9)	-	-	73	-	64

Balance, March 31, 2010	$62	$25,928	$44,910	$(477)	$(2,372)	$52	$68,103

Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207
Comprehensive Loss:
Net Loss	-	-	(5,443)	-	-	-	(5,443)
Net Change in unrealized loss on securities available for sale, net of taxes	-	-	-	-	-	(823)	(823)
Total Comprehensive Loss	-	-	-	-	-	-	(6,266)
Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (6,702 shares)	-	(15)	-	-	49	-	34

Balance, March 31, 2011	$62	$25,897	$37,306	$(477)	$(2,250)	$(644)	$59,894

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(5,443)	$(1,213)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	430	408
Provision for loan losses	10,042	4,582
Deferred income taxes benefit	(3,012)	(1,411)
ESOP expense	34	64
Amortization (accretion) of premiums and discounts on investments securities, net	(63)	(163)
Amortization (accretion) of mortgage servicing rights	(25)	32
Loss on sale of other real estate owned	7	17
Write down of other real estate owned	903	672
Amortization of loan origination fees and costs	(556)	(343)
Decrease in accrued interest receivable	24	106
Decrease in accrued interest payable	(36)	(261)
Increase (decrease) in other liabilities	247	(2,436)
Earnings on bank-owned life insurance	(277)	(277)
Decrease in other assets	1,235	364
Decrease (increase) in prepaid FDIC assessment	674	(3,019)
Net Cash Provided by (Used in) Operating Activities	4,184	(2,878)

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	714	99
Investment securities available for sale	12,375	6,670
Purchases of investment securities available for sale	(45,009)	(10,140)
Loan purchases	(9,796)	(11,017)
Loan originations and principal collections, net	23,646	22,329
Proceeds from sale of other real estate owned	3,955	1,162
Net decrease in FHLB stock	640	-
Purchases of property and equipment	(175)	(354)
Net Cash (Used in) Provided by Investing Activities	(13,650)	8,749

Cash Flows from Financing Activities
Net (decrease) increase in deposits	(37,071)	26,216
Proceeds from long-term borrowings	-	3,000
Repayment of long-term borrowings	(5,735)	(21,093)
Increase in advances from borrowers for taxes and insurance	1,192	949
Cash dividends paid	(81)	(163)
Treasury stock purchased	-	(458)
Net Cash (Used in) Provided by Financing Activities	(41,695)	8,451

Net (Decrease) Increase in Cash and Cash Equivalents	(51,161)	14,322

Cash and Cash Equivalents - Beginning	81,395	25,325

Cash and Cash Equivalents - Ending	$30,234	$39,647

Supplementary Cash Flows Information

Interest paid	$5,448	$7,579
Income taxes paid	$4	$731
Non-cash transfer of loans to other real estate owned	$4,980	$-

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provides various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of March 31, 2011 and September 30, 2010, SAMG’s total assets were $41,192 and $34,709, respectively.  The net loss of SAMG for the three months ended March 31, 2011 was $1,375.  For the six months ended March 31, 2011 the net income for SAMG was $6,483.  There was no income reported for SAMG for the three and six months ended March 31, 2010.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the FASB Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of March 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at March 31, 2011, and September 30, 2010 and for the three and six months ended March 31, 2011 and 2010 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The results for the three and six months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011, or any other period.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At March 31, 2011 and September 30, 2010, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income.   Management determines the appropriate classification of investment securities at the time of purchase.

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

For all classes of loans receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collection of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans, including impaired loans, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time (generally six months) and the ultimate collectability of the total contractual principal and interest is no longer in doubt.  The past due status of all classes of loans receivable is determined based on contractual due dates for loan payments.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

The qualitative factors are applied to the historical loss rates for each class of loan. In addition, while not reported as a separate factor, changes in the value of underlying collateral (for regional property values) for collateral dependent loans is considered and addressed within the economic trends factor.  A quarterly calculation is made adjusting the reserve allocation for each factor within a risk weighted range as it relates to each particular loan type, collateral type and risk rating within each segment.  Data is gathered and evaluated through internal, regulatory, and government sources quarterly for each factor.

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

Construction and Development Loans. Early in fiscal 2010, the Company generally ceased originating any new construction and development loans. Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Commercial Lending.  During fiscal 2010, the Company generally ceased originating new commercial or multi-family real estate mortgage loans and we are no longer purchasing whole loans or participation interests in loans from other financial institutions. Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost.  As of March 31, 2011 and September 30, 2010, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated below.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands)

Unrealized holding (losses) gain on available for sale securities	$(108)	$49	$(1,248)	$47
Reclassification adjustment for gains included in operations	-	-	-	-
Net Unrealized (Losses) Gains	(108)	49	(1,248)	47
Income tax effect	37	(17)	425	(16)
Net of Tax Amount	$(71)	$32	$(823)	$31

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for interim and annual periods ending after June 15, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of operations and financial condition.

In January 2011, the FASB issued ASU 2011-01 “Receivables” (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructuring in Update in No. 2010-20.”  The amendment in this update temporarily delayed the effective date of the disclosures about troubled debt restructurings in update 2010-20.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which required the Company to provide a greater level of disaggregated information about the credit quality of the Company’s loans and leases and the Allowance for Loan and Lease Losses (the “Allowance”).  This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, and information related to loans modified in a troubled debt restructuring.  The provisions of this ASU are effective for the Company’s reporting period ending September 30, 2010.  As this ASU amends only the disclosure requirements for loans and leases and the Allowance, the adoption had no impact on the Company’s statements of operations and financial condition.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 revised two disclosure requirements concerning fair value measurements and clarified two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It also required the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 10:  Fair Value Measurements in the notes to the Company’s audited financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  These new disclosure requirements were effective for the period ended December 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of March 31, 2011 and for the three and six months ended March 31, 2011 and 2010  the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  For the three and six months ended March 31, 2011 and 2010, basic earnings per share are shown below.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Net Loss	$(4,704)	$(1,225)	$(5,443)	$(1,213)

Average common shares outstanding	6,102,500	6,122,756	6,102,500	6,122,533
Average unearned ESOP shares	(204,865)	(218,269)	(206,556)	(219,960)
Weighted average shares outstanding – basic	5,897,635	5,904,487	5,895,944	5,902,573

Loss per share – basic	$(0.80)	$(0.21)	$(0.92)	$(0.21)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and six months ended March 31, 2011, there were 3,351 and 6,702 shares committed to be released, respectively.  During the three and six months ended March 31, 2010, there were 3,351 and 6,702 shares committed to be released, respectively. At March 31, 2011, there were 203,202 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.8 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At March 31, 2011 and September 30, 2010, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,998	$-	$(10)	$4,988
U.S. government agencies	25,892	4	(564)	25,332
FHLB notes	10,995	-	(256)	10,739
State and municipal obligations	1,198	19	(18)	1,199
Single issuer trust preferred security	1,000	-	(152)	848
Corporate debt securities	1,941	23	(2)	1,962
	46,024	46	(1,002)	45,068

Mortgage-backed securities:
FNMA:
Adjustable-rate	2,784	132	-	2,916
Fixed-rate	1,172	50	-	1,222
FHLMC:
Adjustable-rate	700	23	-	723
Fixed-rate	368	30	-	398
GNMA, adjustable-rate	157	4	-	161
CMO, fixed-rate	21,910	68	(327)	21,651
	27,091	307	(327)	27,071

	$73,115	$353	$(1,329)	$72,139

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at March 31, 2011 and September 30, 2010 consisted of the following:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$247	$9	$-	$256
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	3,784	102	-	3,886

	$4,032	$111	$-	$4,143

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$265	$9	$-	$274
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	4,450	200	-	4,650

	$4,716	$209	$-	$4,925

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at March 31, 2011 and September 30, 2010 that were in an unrealized loss position.

	March 31, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$29,966	$(574)	$-	$-	$29,966	$(574)
State and municipal obligations	-	-	27	(18)	27	(18)
FHLB notes	10,739	(256)	-	-	10,739	(256)
Single issuer trust preferred security	-	-	848	(152)	848	(152)
Corporate debt securities	248	(2)	-	-	248	(2)
Mortgage-backed securities:
CMO, fixed-rate	15,799	(327)	-	-	15,799	(327)

	$56,752	$(1,159)	$875	$(170)	$57,627	$(1,329)

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

As of March 31, 2011, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2011, the Company held one U.S. treasury security, 31 U.S. government agency securities, nine FHLB notes, one tax-free municipal bond, one corporate security, 22 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2011 represents other-than-temporary impairment.

During the six months ended March 31, 2011, the gross unrealized loss of the single issuer trust preferred security improved by $89,000 from an unrealized loss at September 30, 2010 of $241,000 to an unrealized loss of $152,000 as of March 31, 2011. The stability of the underlying credit and the financial markets has contributed to this improvement.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the March 2011 quarter, but slight signs of improvement have recently occurred that have slightly stabilized the market.  Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At March 31, 2011 and September 30, 2010 the Company had no securities pledged to secure public deposits.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Within 1 year	$8,156	$8,028	$-	$-
Over 1 year through 5 years	33,861	33,253	-	-
After 5 years through 10 years	18	(18)	-	-
Over 10 years	3,989	3,805
	46,024	45,068	-	-
Mortgage-backed securities	27,091	27,071	4,032	4,143
	$73,115	$72,139	$4,032	$4,143

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	March 31, 2011	September 30, 2010
	(Dollars in thousands)

Residential mortgage	$223,129	$230,966
Construction and Development:
Residential and commercial	27,354	30,429
Land	2,995	2,989
Total Construction and Development	30,349	33,418
Commercial:
Commercial real estate	139,889	143,095
Multi-family	5,442	6,493
Other	11,767	11,398
Total Commercial	157,098	160,986
Consumer:
Home equity lines of credit	20,063	19,927
Second mortgages	94,922	105,825
Other	850	1,086
Total Consumer	115,835	126,838

Total loans	526,411	552,208

Deferred loan costs, net	2,962	3,272
Allowance for loan losses	(10,366)	(8,157)

Total loan receivable, net	$519,007	$547,323

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2011.  Activity in the allowance is presented for the three and six months ended March 31, 2011.

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total

Three Months Ended march 31, 2011:
Allowance for credit losses:

Beginning balance	$1,571	$707	$64	$2,679	$27	$339	$225	$1,888	$18	$31	$7,549
Charge-offs	(1,842)	-	-	(1,930)	-	-	(27)	(1,532)	(2)	-	(5,333)
Recoveries	-	-	-	-	-	-	3	3	2	-	8
Provision	1,458	923	-	3,981	9	17	40	1,294	(1)	421	8,142
Ending Balance	$1,187	$1,630	$64	$4,730	$36	$356	$241	$1,653	$17	$452	$10,366

Six Months Ended March 31, 2011:
Allowance for credit losses:

Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157
Charge-offs	(2,271)	(107)	-	(2,214)	(164)	-	(126)	(2,980)	(2)	-	(7,864)
Recoveries	-	-	-	1	1	1	3	20	5	-	31
Provision	1,903	1,048	1	4,202	8	52	80	2,349	(8)	407	10,042
Ending Balance	$1,187	$1,630	$64	$4,730	$36	$356	$241	$1,653	$17	$452	$10,366

Ending balance: individually evaluated for impairment	$47	$-	$-	$1,462	$-	$11	$89	$93	$-	$-	$1,702

Ending balance: collectively evaluated for impairment	$1,140	$1,630	$64	$3,268	$36	$345	$152	$1,560	$17	$452	$8,664

Loan receivables:

Ending balance	$223,129	$27,354	$2,995	$139,889	$5,442	$11,767	$20,063	$94,922	$850		$526,411

Ending balance: individually evaluated for impairment	$1,490	$1,358	$-	$12,689	$-	$11	$112	$262	$-		$15,922

Ending balance: collectively evaluated for impairment	$221,639	$25,996	$2,995	$127,200	$5,442	$11,756	$19,951	$94,660	$850		$510,489

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2011 and September 30, 2010.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
March 31, 2011:
Residential mortgage	$452	$47	$1,038	$1,490	$1,490
Construction and Development:
Residential and commercial	-	-	1,358	1,358	1,358
Commercial:
Commercial real estate	4,954	1,462	7,735	12,689	12,689
Other	11	11	-	11	11
Consumer:
Home equity lines of credit	112	89	-	112	112
Second mortgages	177	93	85	262	262
Total impaired loans	$5,706	$1,702	$10,216	$15,922	$15,922

September 30, 2010:
Residential mortgage	$2,356	$865	$-	$2,356	$2,356
Construction and Development:
Residential and commercial	1,393	111	-	1,393	1,393
Commercial:
Commercial real estate	6,392	650	1,213	7,605	7,605
Multi-family	1,093	164	-	1,093	1,093
Consumer:
Home equity lines of credit	189	136	-	189	189
Second mortgages	2,391	1,141	1,010	3,401	3,401
Total impaired loans	$13,814	$3,067	$2,223	$16,037	$16,037

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended March 31, 2011:

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)
Three Months Ended March 31, 2011:
Residential mortgage	$2,442	$-	$-
Construction and development:
Residential and commercial	1,364	-	35
Commercial:
Commercial real estate	8,034	98	110
Multi-family	-	-	-
Other	2	-	1
Consumer:
Home equity lines of credit	158	-	-
Second mortgages	532	-	-
Total	$12,532	$98	$146

Six Months Ended March 31, 2011:
Residential mortgage	$2,361	$-	$-
Construction and development:
Residential and commercial	1,381	-	35
Commercial:
Commercial real estate	8,010	281	372
Multi-family	276	-	-
Other	1	-	1
Consumer:
Home equity lines of credit	158	-	-
Second mortgages	1,586	-	-
Total	$13,773	$281	$408

At March 31, 2011, the Company had $11.4 million of troubled debt restructurings.  Five loans with an aggregate balance of $5.9 million are classified as impaired, however, they were performing prior to the restructure and continue to perform under their restructured terms.  The remaining $5.5 million of troubled debt restructurings at March 31, 2011 were performing prior to the restructuring and continue to perform under their restructured terms and are not classified as impaired.  Such loans have been classified as troubled debt restructurings since we modified the payment terms from the original agreements and allowed the borrowers to make interest only payments in order to relieve some of their overall cash flow burden.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the internal risk rating system as of March 31, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Residential mortgage	$217,038	$711	$5,380	$-	$223,129
Construction and Development:
Residential and commercial	14,658	3,677	9,019	-	27,354
Land	1,070	760	1,165	-	2,995
Commercial:
Commercial real estate	104,691	11,514	23,684	-	139,889
Multi-family	4,838	-	604	-	5,442
Other	9,728	1,259	780	-	11,767
Consumer:
Home equity lines of credit	19,923	-	140	-	20,063
Second mortgages	90,815	1,657	2,450	-	94,922
Other	848	1	1	-	850
Total	$463,609	$19,579	$43,223	$-	$526,411

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by the length of time a recorded payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2011and September 30, 2010.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(Dollars in thousands)
March 31, 2011:
Residential mortgage	$216,767	$680	$565	$5,117	$6,362	$223,129
Construction and Development:
Residential and commercial	25,348	100	548	1,358	2,006	27,354
Land	2,995	-	-	-	-	2,995
Commercial:
Commercial real estate	131,794	247	773	7,075	8,095	139,889
Multi-family	5,442	-	-	-	-	5,442
Other	11,305	253	-	209	462	11,767
Consumer:
Home equity lines of credit	19,923	-	-	140	140	20,063
Second mortgages	91,012	1,259	480	2,171	3,910	94,922
Other	848	-	1	1	2	850
Total	$505,434	$2,539	$2,367	$16,071	$20,977	$526,411

September 30, 2010:
Residential mortgage	$220,934	$1,004	$674	$8,354	$10,032	$230,966
Construction and Development:
Residential and commercial	29,036	-	-	1,393	1,393	30,429
Land	2,989	-	-	-	-	2,989
Commercial:
Commercial real estate	137,843	776	-	4,476	5,252	143,095
Multi-family	5,400	-	-	1,093	1,093	6,493
Other	11,189	-	209	-	209	11,398
Consumer:
Home equity lines of credit	19,433	37	-	457	494	19,927
Second mortgages	100,132	1,122	486	4,085	5,693	105,825
Other	1,080	2	1	3	6	1,086
Total	$528,036	$2,941	$1,370	$19,861	$24,172	$552,208

Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $170,000 and $420,000 for the three months ended March 31, 2011 and 2010, respectively, and was $364,000 and $714,000 for the six-months ended March 31, 2011 and 2010, respectively.  There were no loans past due 90 days or more and still accruing interest at March 31, 2011 or September 30, 2010.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of March 31, 2011, that the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2011, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status of “well-capitalized.”

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreement”) with the Office of Thrift Supervision that required compliance with certain items within specified timeframes as outlined in the Agreements.  With the exception of certain deviations, which we do not believe were significant, to the provisions regarding commercial loan originations, the Company and the Bank have operated in compliance with the Supervisory Agreements in all material respects.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2011:
Tangible Capital (to tangible assets)	$53,574	8.01%	$	≥10,035	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	53,574	8.01		≥26,760	≥4.00	$ ≥33,450	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	53,574	11.25		≥19,043	≥4.00	≥28,564	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	59,558	12.51		≥38,085	≥8.00	≥47,606	≥10.00

As of September 30, 2010:
Tangible Capital (to tangible assets)	$59,026	8.24%	$	≥10,739	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	59,026	8.24		≥28,637	≥4.00	$ ≥35,796	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	59,026	11.83		≥19,962	≥4.00	≥29,944	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	64,116	12.85		≥39,925	≥8.00	≥49,906	≥10.00

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,988	$-	$4,988	$-
U.S. government agencies	25,332	-	25,332	-
FHLB notes	10,739	-	10,739	-
State and municipal obligations	1,199	-	1,199	-
Single issuer trust preferred security	848	-	848	-
Corporate debt securities	1,962	-	1,962	-
Total investment securities available for sale	45,068	-	45,068	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,916	-	2,916	-
Fixed-rate	1,222	-	1,222	-
FHLMC:
Adjustable-rate	723	-	723	-
Fixed-rate	398	-	398	-
GNMA, adjustable-rate	161	-	161	-
CMO, fixed-rate	21,651	-	21,651	-
Total mortgage-backed securities available for sale	27,071	-	27,071	-

Total	$72,139	$-	$72,139	$-

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,997	$-	$4,997	$-
U.S. government agencies	12,745	-	12,745	-
FHLB notes	3,009	-	3,009	-
State and municipal obligations	1,207	-	1,207	-
Single issuer trust preferred security	759	-	759	-
Corporate debt securities	1,475	-	1,475	-
Total investment securities available for sale	24,192	-	24,192	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	3,488	-	3,488	-
Fixed-rate	1,538	-	1,538	-
FHLMC:		-		-
Adjustable-rate	873	-	873	-
Fixed-rate	512	-	512	-
GNMA, adjustable-rate	169	-	169	-
CMO, fixed-rate	9,947	-	9,947	-
Total mortgage-backed securities available for sale	16,527	-	16,527	-

Total	$40,719	$-	$40,719	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2011 and September 30, 2010:

	March 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$1,974	$-	$-	$1,974
Impaired loans	4,004	-	-	4,004

Total	$5,978	$-	$-	$5,978

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$4,716	$-	$-	$4,716
Impaired loans	10,748	-	-	10,748

Total	$15,464	$-	$-	$15,464

The table below presents a summary of activity in our other real estate owned during the six months ended March 31, 2011:

Types of Property	Balance as of September 30, 2010	Additions	Sales, net	Write-downs	Balance as of March 31, 2011
	(Dollars in thousands

Residential mortgage	$1,538	$2,823	$1,478	$60	$2,823
Construction and Development:
Residential and commercial	1,085	-	838	40	207

Commercial:

Commercial real estate	2,602	1,059	1,647	576	1,438
Multi-family	70	1,064	-	227	907
Other	20	34	-	-	54

Total	$5,315	$4,980	$3,963	$903	$5,429

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

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2011 and September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2011 and September 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of March 31, 2011 or September 30, 2010. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2011 and September 30, 2010 are presented below:

	March 31, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$30,234	$30,234	$81,395	$81,395
Investment securities available for sale	72,139	72,139	40,719	40,719
Investment securities held to maturity	4,032	4,143	4,716	4,925
Loans receivable, net	519,007	532,653	547,323	564,936
Accrued interest receivable	2,089	2,089	2,113	2,113
Restricted stock	5,927	5,927	6,567	6,567
Mortgage servicing rights	158	158	134	134

Financial liabilities:
Savings accounts	41,883	41,883	42,385	42,385
Checking and NOW accounts	112,308	112,308	101,868	101,868
Money market accounts	90,178	90,178	80,980	80,980
Certificates of deposit	315,417	319,597	371,625	372,388
FHLB advances	49,599	52,846	55,334	58,208
Accrued interest payable	231	231	267	267

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Six Months Ended March 31,
	2011	2010
	(Dollars in thousands)

At federal statutory rate	$(2,863)	$(737)
Adjustments resulting from:
State tax, net of federal benefit	-	(122)
Tax-exempt interest	(5)	(18)
Low-income housing credit	(20)	(20)
Earnings on bank-owned life insurance	(94)	(94)
Other	3	36

	$(2,979)	$(955)

The Company’s effective tax rate was (35.37%) and (44.04%) for the six months ended March 31, 2011 and 2010, respectively.

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

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available. During the March 31, 2011 quarter, we continued to see increased net charge-offs in the commercial real estate and second mortgage loan classes. There were no net-charge-offs in the construction and development loan segment during the March 2011 quarter, however net charge-offs increased in the residential mortgage loan segment. Our analysis also indicated continued deterioration in certain loan classes within the loan portfolio. Recent appraisals received on properties securing our residential mortgage loans (both first and second mortgage loans), particularly those with balances of $1.0 million or more, and commercial real estate loans showed continued deterioration. Commercial real estate values in our market area continue to show weakness with little evidence that there will be improvement in the near future. As a result of the increased loss experience during the quarter and the continuing decline in real estate values, in assessing its allowance for loan losses, the Bank increased the coverage ratio within our general allowance for the residential mortgage, commercial real estate and second mortgage portfolios.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers pools of loans by loan class including commercial loans not considered impaired, as well as smaller balance homogeneous loans, such as residential real estate, home equity and other consumer loans.  These pools of loans are evaluated for loss exposure based upon historical loss rates for each of these categories of loans, as adjusted for qualitative factors.

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

Comparison of Financial Condition at March 31, 2011 and September 30, 2010

The Company’s total assets amounted to $672.8 million at March 31, 2011 compared to $720.5 million at September 30, 2010.  The primary reason for the $47.7 million decrease in assets during first six months of fiscal 2011 was a decrease in cash and cash equivalents in the amount of $51.2 million, as well as a $28.3 million decrease in net loans receivable and a $1.9 million decrease in other assets at March 31, 2011 compared to September 30, 2010.  These decreases were partially offset by a $30.7 million increase in investment securities.  The decrease in cash and cash equivalents was mostly due to the use of cash for purchases of $45.0 million of investment securities during the first six months of fiscal 2011.  The decrease in loan demand from consumers and internal lending restrictions which we adopted early in fiscal 2010 as well as the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010, contributed to this reduction in the outstanding balance of our total loan portfolio.  The Company’s total real estate owned (“REO”) amounted to $5.4 million at March 31, 2011 compared to $5.3 million at September 30, 2010.  The $114,000 increase in REO at March 31, 2011 was due to the transfer of $5.0 million of loans into REO during the first six months of fiscal 2011, which was partially offset by $4.0 million in net sales and $903,000 in reductions in fair value, which reductions in fair value were reflected in other real estate owned expense during the first six months of fiscal 2011.  The $4.0 million in sales of REO during the first six months of fiscal 2011 was due primarily to our sales of a mixed-use (medical office and residential) building located in Philadelphia, Pennsylvania for $1.5 million in December 2010, four single-family residential properties in with an aggregate carrying value of $1.4 million located in Chester and Delaware Counties, Pennsylvania, and a construction property located in Chester County, Pennsylvania, sold in January 2011 for $856,000. The $5.0 million in additions in REO during the six months ended March 31, 2011 included $1.1 million for a multi-family residential loan on a 34-unit apartment building located in Delaware County, Pennsylvania, $500,000 for a mixed-use property, located in Philadelphia, Pennsylvania, $2.8 million for four single-family residential properties, located in Delaware and Montgomery Counties, Pennsylvania and $578,000 for a commercial real estate property, located in Franklin County, Pennsylvania.

Our total liabilities at March 31, 2011, amounted to $612.9 million compared to $654.3 million at September 30, 2010.  The $41.4 million, or 6.3% decrease in total liabilities was due primarily to a decrease in total deposits of $37.1 million in the first six months of fiscal 2011.  Our total deposits amounted to $559.8 million at March 31, 2011 compared to $596.9 million at September 30, 2010.   There was a $5.7 million decrease in our FHLB advances during the six months ended March 31, 2011, which was attributable to $5.0 million in long-term debt maturing during the first quarter of fiscal 2011.

Shareholders’ equity decreased by $6.3 million to $59.9 million at March 31, 2011 compared to $66.2 million at September 30, 2010 primarily due to a decrease in retained earnings and the effect of our accumulated other comprehensive loss at March 31, 2011.  Retained earnings decreased by $5.5 million to $37.3 million at March 31, 2011 as a result of the $5.4 million net loss during the first six months of fiscal 2011.  Also affecting our shareholders’ equity was the $644,000 accumulated other comprehensive loss at March 31, 2011 compared to $179,000 of accumulated other comprehensive income at September 30, 2010.  In addition, the payment of $81,000 in cash dividends during the first six months of fiscal 2011 reduced our shareholders’ equity at March 31, 2011 compared to September 30, 2010.

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Loans 31-89 days delinquent:
Residential mortgage	$1,245	$2,753	$1,678
Construction and Development:
Residential and commercial	648	-	-
Commercial:
Commercial real estate	1,020	6,363	776
Other	253	-	209
Consumer:
Home equity lines of credit	-	-	37
Second mortgages	1,739	1,779	1,608
Other	1	6	3
Total	$4,906	$10,901	$4,311

The table below sets forth our non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest at March 31, 2011, December 31, 2010 or September 30, 2010.

	March 31, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)

Non-accruing loans:
Residential mortgage	$5,117	$8,865	$8,354
Construction or development:
Residential and commercial	1,358	1,393	1,393
Commercial:
Commercial real estate	7,075	4,548	4,476
Multi-family	-	-	1,093
Other	209	209	-
Consumer:
Home equity lines of credit	140	396	457
Second mortgages	2,171	3,207	4,085
Other	1	1	3
Total non-accruing loans	16,071	18,619	19,861
Other real estate owned and other foreclosed assets:
Residential mortgage	2,823	1,203	1,538
Construction or development:
Residential and commercial	207	1,085	1,085
Commercial:
Commercial real estate	1,438	585	2,602
Multi-family	907	550	70
Other	54	54	20
Total	5,429	3,477	5,315
Total non-performing assets	21,500	22,096	25,176

Performing troubled debt restructurings:
Residential mortgage	2,146	2,150	2,277
Construction or development:
Land	1,165	1,167	1,170
Commercial:
Commercial real estate	7,940	7,665	7,742
Multi-family	-	609	612
Other	176	176	175
Consumer:
Second mortgages	-	113	-
Total	11,427	11,880	11,976
Total non-performing assets and performing troubled debt restructurings	$32,927	$33,976	$37,152
Ratios:
Total non-accrual loans as a percent of gross loans	3.05%	3.47%	3.60%
Total non-performing assets as a percent of total assets	3.20%	3.20%	3.49%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	4.89%	4.91%	5.16%

At March 31, 2011, our total non-performing assets amounted to $21.5 million, a decrease of $596,000 compared to total non-performing assets at December 31, 2010 and a decrease of $3.7 million compared to total non-performing assets at September 30, 2010.  Included in our non-performing assets at March 31, 2011 were 19 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $5.1 million at such date, 21 non-accruing second mortgage loans with an aggregate outstanding balance of $2.2 million, and four home equity loans with an aggregate outstanding balance of $140,000. Our non-performing assets, non-accruing loans and real estate owned and other foreclosed assets, at March 31, 2011, also included the following significant items.

●
A $1.4 million participation interest in a construction and development loan in a retirement community located in Montgomery County, Pennsylvania. This loan was placed on non-accrual status in August 2009, and during the quarter ended September 30, 2010, there was a partial charge-off in the amount of $2.9 million, based on a September 2010 appraisal, reducing our loan principal balance from $4.3 million to $1.4 million. The borrower has entered into an agreement of sale with respect to this property, which sale is expected to be consummated in the quarter ending June 30, 2011.  Assuming that the sale (which is subject to the completion of due diligence and other conditions) is consummated, we do not expect to incur any additional loss with respect to this loan.

●
Three non-accruing commercial real loans loan totaling $3.6 million made to one borrower secured by a first mortgage on each of two mixed use (retail space and apartments) buildings and three apartment buildings (approximately 23 units) located in Philadelphia, Pennsylvania, one apartment building with five units located in Gloucester City, New Jersey, and one mixed use building (apartment and a one unit office space) located in Norristown, Pennsylvania.  These three loans were deemed impaired at March 31, 2011.  During the first six months of fiscal 2011, an aggregate of $658,000 was charged off on these loans and the current aggregate carrying value is approximately the current fair value.

●
Two commercial real estate loans in the aggregate amount of $881,000 made to one borrower and secured by a first lien on a mixed-use (retail space and rental units) property located in Delaware County, Pennsylvania were non-accruing and deemed impaired as of March 31, 2011. During the six months of fiscal 2011, an aggregate amount of $180,000 was charged off and the current carrying value is approximately the current fair value.  Subsequent to March 31, 2011, this property was acquired by us as real estate owned and we expect to market the property for sale.

●
A mixed-use (a restaurant, retail space and one office) property located in Pottstown, Pennsylvania which was acquired as real estate owned in July 2009 and had a carrying value of $465,000 at March 31, 2011 is scheduled to be sold during the quarter ending June 30, 2011 at no additional loss.

●
A 34-unit apartment building located in Delaware County, Pennsylvania which was acquired as real estate owned in November 2010 and had a carrying value of $870,000 at March 31, 2011 is under an agreement of sale and is scheduled to settle during the quarter ending June 30, 2011 at no additional loss.

●
Two construction and development lot loans which were acquired as real estate owned in August 2010 and had a carrying value of $207,000 at March 31, 2011 are scheduled to be sold during the quarter ending June 30, 2011 at no additional loss.

The relatively high levels of the Company’s non-performing assets at March 31, 2011 primarily reflect the continuing effects of the recession and a slow economic recovery in the Company’s market area.  The Company is continuing its efforts to resolve its non-performing assets without additional loss. As a local community bank, we continue to be committed to helping the local community and have been working diligently with customers to assist them during these difficult economic times and the financial difficulties they have incurred.

At March 31, 2011 our total performing troubled debt restructurings amounted to $11.4 million compared to $12.0 million of performing troubled debt restructurings at September 30, 2010. Our performing troubled debt restructurings at March 31, 2011 included the following significant items.

●
A total of 17 loans to one borrower with an aggregate outstanding balance of $2.5 million collateralized by first liens on single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months. All of these loans have remained current under the terms of the agreement of restructure, and four of the loans have been converted to fully amortizing status with principal and interest payments.

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at March 31, 2011 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $2.0 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania The other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved single-family lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to require payments of interest only. The borrower has been paying as agreed under the terms of the restructuring and is expected to continue to pay as agreed.

During the three months ended March 31, 2011, we added five commercial real estate loans with an aggregate outstanding balance of $5.9 million to our troubled debt restructurings. As a result, at March 31, 2011, we had $11.4 million of loans classified as performing TDRs. Our performing TDRs at March 31, 2011, include 27 loans in the aggregate comprised of $2.1 million of one- to four-family loans, $7.9 million of commercial real estate loans, $1.2 million of land loans, and $176,000 of commercial loans.

While the amount of our non-performing assets at March 31, 2011 decreased compared to September 30, 2010, the amount of the Company’s loans delinquent 31 to 89 days increased to $4.9 million at March 31, 2011 from $4.3 million at September 30, 2010.  The Company is attempting to work with its borrowers to bring all of its delinquent and non-performing loans current, but no assurance can be given that there may not be further increases in the Company’s non-performing assets in future periods.

Comparison of Our Operating Results for the Three and Six Months Ended March 31, 2011 and 2010

General.  Our net loss was $4.7 million for the three months ended March 31, 2011 compared to net loss of $1.2 million for the three months ended March 31, 2010.  On a per share basis, the net loss was $0.80 per share for the quarter ended March 31, 2011, compared to net loss of $0.21 per share for the quarter ended March 31, 2010.  The primary reason for the $3.5 million difference in our results of operations in the second quarter of fiscal 2011 compared to the second quarter in fiscal 2010 was an increase in the provision of loan losses of $4.5 million, a $90,000 decrease in other income and a $617,000 increase in total other expenses, which were partially offset by a $1.7 million reduction in income taxes during the second quarter.  Our interest rate spread of 2.95% and net interest margin of 3.07% for the three months ended March 31, 2011 improved when compared to a net interest spread of 2.80% and a net interest margin of 2.99% for the three months ended March 31, 2010.

Our net loss was $5.4 million for the six months ended March 31, 2011 compared to net loss of $1.2 million for the six months ended March 31, 2010.  On a per share basis, the net loss was $0.92 per share for the six months ended March 31, 2011, compared to net loss of $0.21 per share for the six months ended March 31, 2010.  The primary reason for the $4.2 million difference in our results of operations in the first six months of fiscal 2011 compared to the comparable prior fiscal year period was an increase in the provision of loan losses of $5.5 million, a $276,000 decrease in other income and a $659,000 increase in total other expenses, which were partially offset by a $2.0 million reduction in income taxes during the second quarter.  Our interest rate spread of 2.89% and net interest margin of 3.00% for the six months ended March 31, 2011 improved when compared to a net interest spread of 2.72% and a net interest margin of 2.94% for the six months ended March 31, 2010.

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

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$534,745	$7,019	5.25%	$593,681	$7,952	5.36%
Investment securities	79,969	392	1.96	31,367	248	3.16
Deposits in other banks	18,950	7	0.15	15,793	9	0.24
FHLB stock	6,117	-	0.00	6,567	-	0.00
Total interest-earning assets	639,781	7,418	4.64	647,408	8,209	5.08
Non-interest-earning assets	43,133			37,473
Total assets	$682,914			$684,881

Interest Bearing Liabilities:
Demand and NOW accounts	$92,030	127	0.55	$86,712	208	0.96
Money market accounts	87,752	246	1.12	63,176	165	1.04
Savings accounts	41,166	19	0.18	40,024	28	0.28
Time deposits	324,272	1,689	2.08	311,769	2,036	2.60
Total deposits	545,220	2,081	1.53	501,681	2,437	1.96
FHLB borrowings	49,725	427	3.44	87,490	929	4.24
Total interest-bearing liabilities	594,945	2,508	1.69	589,171	3,366	2.28
Non-interest-bearing liabilities	23,020			24,839
Total liabilities	617,965			614,010
Shareholders’ Equity	64,949			70,871
Total liabilities and shareholders’ equity	$682,914			$684,881
Net interest-earning assets	$44,836			$58,237
Net interest income; average interest rate spread		$4,910	2.95%		$4,843	2.80%
Net interest margin (2)			3.07%			2.99%
Average interest-earning assets to average interest-bearing liabilities	107.54%			109.88%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$538,897	$14,364	5.33%	$599,305	$16,362	5.46%
Investment securities	75,420	735	1.95	31,231	506	3.24
Deposits in other banks	25,526	19	0.15	13,470	15	0.22
FHLB stock	6,232	-	0.00	6,567	-	0.00
Total interest-earning assets	646,075	15,118	4.68	650,573	16,883	5.20
Non-interest-earning assets	46,729			36,690
Total assets	$692,804			$687,263

Interest Bearing Liabilities:
Demand and NOW accounts	$89,649	298	0.66	$90,897	511	1.12
Money market accounts	86,527	480	1.11	62,397	326	1.04
Savings accounts	41,048	38	0.19	39,700	57	0.28
Time deposits	336,412	3,716	2.21	309,105	4,377	2.84
Total deposits	553,636	4,532	1.64	502,099	5,271	2.10
FHLB borrowings	50,402	879	3.49	90,215	2,046	4.54
Total interest-bearing liabilities	604,038	5,411	1.79	592,314	7,317	2.48
Non-interest-bearing liabilities	23,064			24,741
Total liabilities	627,102			617,055
Shareholders’ Equity	65,702			70,208
Total liabilities and shareholders’ equity	$692,804			$687,263
Net interest-earning assets	$42,037			$58,259
Net interest income; average interest rate spread		$9,707	2.89%		$9,566	2.72%
Net interest margin (2)			3.00%			2.94%
Average interest-earning assets to average interest-bearing liabilities	106.96%			109.84%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  The Company’s interest and dividend income decreased for the three months ended March 31, 2011 by $791,000 or 9.6% over the comparable 2010 period to $7.4 million.  Interest income decreased in the three months ended March 31, 2011 over the prior comparable period in fiscal 2010 due primarily to a decline in the average balance of loans and lower average yields on loans and investment securities.  During the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, the average yield on the Company’s loan portfolio decreased by 11 basis points to 5.25% from 5.36%. The average balance of loans receivable decreased by $58.9 million, or 9.9% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, as a result of our efforts to reduce some of our higher risk loans, the lending restrictions imposed by the Supervisory Agreement that the Bank entered into with the Office of Thrift Supervision (the “OTS”), stricter underwriting standards utilized by the Bank in recent periods and an overall reduction in loan demand of all loan types due primarily to a slow economy and uncertainty in the job market.  The average yield on investment securities decreased to 1.96% for the three months ended March 31, 2011 from 3.16% for the same period ended 2010 while the average balance of investment securities increased by $48.6 million during the three months ended March 31, 2011 compared to the comparable prior fiscal year period.

The Company’s interest and dividend income decreased for the six months ended March 31, 2011 by $1.8 million or 10.5% over the comparable 2010 period to $15.1 million.  Interest income decreased in the six months ended March 31, 2011 over the prior comparable period in fiscal 2010 due primarily to a decline in the average balance of loans and lower average yields on loans and investment securities.  During the first six month of fiscal 2011 compared to the first six months of fiscal 2010, the average yield on the Company’s loan portfolio decreased by 13 basis points to 5.33% from 5.46%. The average balance of loans receivable decreased by $60.4 million, or 10.1% in the first six months of fiscal 2011 compared to the first six months of fiscal 2010, as a result of our efforts to reduce some of our higher risk loans, the lending restrictions imposed by the Supervisory Agreement with the OTS, stricter underwriting standards utilized by the Bank in recent periods and a overall reduction in loan demand of all loan types due primarily to a slow economy and uncertainty in the job market.  The average yield on investment securities decreased to 1.95% for the six months ended March 31, 2011 from 3.24% for the same period ended 2010 while the average balance of investment securities increased by $44.2 million during the six months ended March 31, 2011 compared to the comparable prior fiscal year period.

Interest Expense.  The Company’s interest expense for the three month period ended March 31, 2011 was $2.5 million, a decrease of $858,000 from the three month period ended March 31, 2010. The Company had a $356,000 decrease in interest expense on total deposits and a $502,000 decrease in interest on FHLB borrowings during the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. The average balance of deposit accounts increased by $43.5 million, or 8.9%, in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, due primarily to our new Concordville, Delaware County branch office, which opened in mid-September 2010 and which had $43.7 million in deposits at March 31, 2011. The average rate paid on total deposits decreased to 1.53% for the three months ended March 31, 2011 from 1.96% for the same period in fiscal 2010, and the average rate paid on borrowed funds decreased to 3.44% in the second quarter of fiscal 2011 compared to 4.24% in the second quarter of fiscal 2010.

The Company’s interest expense for the six month period ended March 31, 2011 was $5.4 million, a decrease of $1.9 million from the six month period ended March 31, 2010. The Company had a $739,000 decrease in interest expense on total deposits and a $1,167,000 decrease in interest on FHLB borrowings during the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The average balance of deposit accounts increased by $51.5 million, or 10.3%, in the first six months of fiscal 2011 compared to the first six months of fiscal 2010. The average rate paid on total deposits decreased to 1.64% for the six months ended March 31, 2011 from 2.10% for the same period in fiscal 2010, and the average rate paid on borrowed funds decreased to 3.49% in the first six months of fiscal 2011 compared to 4.54% in the first six months of fiscal 2010.

Provision for Loan Losses.  The provision for loan losses was $8.1 million and $10.0 million for the three and six month ended March 31, 2011, respectively. The provision for loan losses was $3.6 million and $4.6 million for the three and six month ended March 31, 2010, respectively.   The $4.5 million increase in our provision for loan losses for the quarter ended March 31, 2011 compared to the second quarter in fiscal 2010 was due primarily to increases in our general allowance in residential mortgage, commercial real estate and second mortgage loans during the March 31, 2011 quarter. The Company’s net charge-offs to the allowance for loan losses amounted to approximately $5.3 million and $7.8 million, respectively, for the three and six months ended March 31, 2011.  Net charge-offs increased during the quarter ended March 31, 2011 due primarily to three single-family residential mortgage loans with aggregate charge-offs of $1.8 million, one commercial loan relationship, consisting of three loans secured by equipment and two parcels of mixed-use real estate located in Franklin County, Pennsylvania, with a $1.3 million charge-off, and 24 second mortgage loans with $1.5 million in aggregate charge-offs in the quarter.

In addition to increased charge-off amounts during the quarter ended March 31, 2011, recent appraisals received on properties securing our residential mortgage loans (both first and second mortgage loans), particularly those with balances of $1.0 million or more, and commercial real estate loans showed continued deterioration.  Commercial real estate values in our market area continue to show weakness with little evidence that there will be improvement in the near future.  As a result of the increased loss experience during the quarter and the continuing decline in real estate values, in assessing its allowance for loan losses the Bank increased the coverage amounts associated with the residential mortgage, commercial real estate and second mortgage portfolios. Upon consideration of the continuing deterioration in real estate values in the Company’s market area, as reflected in recent appraisals, the Company also increased the unallocated componenent of its allowance for loan losses during the quarter ended March 31, 2011 in order to provide additional loss coverage.  As of March 31, 2011, the balance of the allowance for loan losses was $10.4 million, or 1.97% of gross loans and 64.50% of non-accruing loans.

At March 31, 2011, the Company’s total non-accrual loans amounted to $16.1 million, or 3.05% of total loans, compared to $18.6 million of non-accrual loans, or 3.47% of total loans at December 31, 2010 and $19.9 million of non-accrual loans, or 3.60% of total loans at September 30, 2010.  Total non-accruing loans were reduced by $2.5 million on a linked quarter basis due primarily to transfers to other real estate owned (“REO”) in the amount of $4.0 million and a $1.0 million reduction in non-accrual second mortgage loans due primarily to net charge offs. These reductions were partially offset by an additional $2.5 million of commercial real estate loans being placed on non-accrual status during the quarter.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six Months Ended March 31,		For the Year Ended September 30,
	2011	2010	2010
	(Dollars in Thousands)

Balance at beginning of period	$8,157	$5,718	$5,718
Provision for loan losses	10,042	4,582	9,367

Charge-offs:
Residential mortgage	2,271	824	824
Construction and development
Residential and commercial	107	960	4,133
Commercial:
Commercial real estate	2,214	-	927
Multi-family	164	-	525
Consumer:
Home equity lines of credit	126	168	168
Second mortgages	2,980	93	334
Other	2	15	22
Total charge-offs	7,864	2,060	6,933
Recoveries:
Commercial:
Commercial real estate	1	-	-
Multi-family	1	-	1
Other	1	-	-
Consumer:
Home equity lines of credit	3	-	-
Second mortgages	20	-	-
Other	5	2	4
Total recoveries	31	2	5

Net charge-offs	7,833	2,058	6,928
Balance at end of period	$10,366	$8,242	$8,157
Ratios:
Ratio of allowance for loan losses to non-accrual loans	64.50%	32.44%	41.07%
Ratio of net charge-offs to average loans outstanding, Annualized for the six-month periods ended March 31, 2011 and 2010	2.91%	0.69%	1.19%
Ratio of net charge-offs to total allowance for loan losses (annualized for the six-month periods ended March 31, 2011 and 2010)	151.12%	49.95%	84.93%

Other Income.  Our total other, or non-interest, income decreased by $90,000 to $450,000 for the three months ended March 31, 2011 compared to $540,000 for the three months ended March 31, 2010.  The decrease was due primarily to a $145,000 decrease in service charges, primarily related to declining checking account related fees as well as a decline in other loan fees. This was partially offset by a $19,000 net gain on sale of other real estate owned in the 2011 period compared to a net loss on the sale of REO in the amount of $34,000 in the quarter ended March 31, 2010.

Our total other income was $871,000 for the six months ended March 31, 2011 compared to $1.1 million for the six months ended March 31, 2010.  The $276,000 decrease was due primarily to a $288,000 decrease in service charges and primarily related to declining checking account related fees as well as a decline in other loan fees.

Other Expenses.  Other, or non-interest, expenses of the Company increased by $617,000 in the quarter ended March 31, 2011 from the comparable prior year period. The increase in other operating expenses in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 was due primarily to an $181,000 increase in professional fees, a $176,000 increase in salaries and employee benefits and a $171,000 increase in REO expense.  The increase in REO expense was primarily due to a write-down of $576,000 for a commercial real estate property located in Philadelphia, PA which was sold in December 2010.  The increase in professional fees was primarily due to legal costs associated with work out efforts on troubled loans. The $176,000 increase in salaries and employee benefits was due to the addition of the Concordville branch in mid-September 2010.

Other expenses of the Company increased by $659,000 in the six months ended March 31, 2011 from the comparable prior year period. The increase in other operating expenses was due primarily to a $440,000 increase in other REO expense, a $326,000 increase in professional fees, an $169,000 increase in occupancy expense and a $93,000 increase in miscellaneous other operating expenses.  The increase in professional fees was primarily due to legal costs associated with work out efforts on troubled loans. The $93,000 increase in miscellaneous other expenses was primarily due to a $58,000 increase in the Bank’s OTS assessment and an increase of $31,000 in real estate appraisal expense.  These increases were partially offset by a $165,000 decrease in federal deposit insurance premium, and a $214,000 decrease in data processing expense.  The decrease of $165,000 in federal deposit insurance premium for the first six months of fiscal 2011 was primarily due to the absence of a premium credit in the first six months of fiscal 2010.  The $214,000 decrease in data processing expense is attributable to the change in the Company’s bank core processing vender in April 2010.

Income Tax Expense.  Our income tax benefit was $2.5 million for the three months ended March 31, 2011 compared to income tax benefit of $867,000 for the three months ended March 31, 2010.  The increase in tax benefit for the second quarter in fiscal 2011 was due to an increase in pre-tax loss for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The Company’s effective tax rate was (35.00%) and (41.43%) for the three months ended March 31, 2011 and 2010, respectively.  The change in the effective income tax rate from the three months ended March 31, 2010 compared to the three months ended March 31, 2011, was due to various fluctuations in the permanent and temporary tax differences associated with the following, BOLI income, ESOP dividend received deductions, state income tax credits and net operating losses.

Income Tax Expense.  Our income tax benefit was $3.0 million for the six months ended March 31, 2011 compared to income tax benefit of $955,000 for the six months ended March 31, 2010.  The increase in tax benefit for the first six months in fiscal 2011 was due to an increase in pre-tax loss for the six months ended March 31, 2011 compared to the six months ended March 31, 2010. The Company’s effective tax rate was (35.37%) and (44.04%) for the six months ended March 31, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2011, our cash and cash equivalents amounted to $30.2 million.  In addition, at such date our available for sale investment securities amounted to $72.1 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2011, we had certificates of deposit maturing within the next 12 months amounting to $134.4 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the six months ended March 31, 2011, the average balance of our outstanding FHLB advances was $50.4 million.  At March 31, 2011, we had $49.6 million in outstanding long-term FHLB advances and we had $307.1 million in additional FHLB advances available to us.  In addition, at March 31, 2011, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at March 31, 2011.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)

Long-term debt obligations	$-	$1,599	$-	$48,000	$49,599
Certificates of deposit	134,401	114,046	26,551	40,419	315,417
Operating lease obligations	279	558	474	4,880	6,191
Total contractual obligations	$134,680	$116,203	$27,025	$93,299	$371,207

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

MALVERN FEDERAL BANCORP, INC.

May 16, 2011	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

May 16, 2011	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer