Form 10-Q
period 2011-06-30
MALVERN FEDERAL BANCORP INC
filed 2011-08-12
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2011
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
registrant was required to submit and post such files).	YES ☒ NO ☐

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of August 12, 2011, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2011	September 30, 2010
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$10,095	$15,045
Interest bearing deposits in depository institutions	18,504	66,350
Cash and Cash Equivalents	28,599	81,395
Investment securities available for sale, at fair value	76,769	40,719
Investment securities held to maturity (fair value of $4,020 and $4,925 respectively)	3,859	4,716
Restricted stock, at cost	5,630	6,567
Loans receivable, net of allowance for loan losses of $10,046 and $8,157, respectively	517,750	547,323
Other real estate owned	6,138	5,315
Accrued interest receivable	2,068	2,113
Property and equipment, net	8,348	8,765
Deferred income taxes, net	7,050	4,462
Bank-owned life insurance	14,626	14,213
Other assets	3,101	4,918

Total Assets	$673,938	$720,506

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$18,972	$18,503
Deposits-interest-bearing	539,677	578,355
Total Deposits	558,649	596,858
FHLB advances	49,349	55,334
Advances from borrowers for taxes and insurance	2,887	585
Accrued interest payable	233	267
Other liabilities	1,932	1,255
Total Liabilities	613,050	654,299

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding:
6,102,500	62	62
Additional paid-in capital	25,902	25,912
Retained earnings	37,670	42,830
Treasury stock—at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,214)	(2,299)
Accumulated other comprehensive income (loss)	(55)	179
Total Shareholders’ Equity	60,888	66,207
Total Liabilities and Shareholders’ Equity	$673,938	$720,506

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Interest and Dividend Income

Loans, including fees	$7,034	$7,983	$21,398	$24,345
Investment securities, taxable	384	253	1,104	738
Investment securities, tax-exempt	6	6	21	27
Interest-bearing cash accounts	6	9	25	24
Total Interest and Dividend Income	7,430	8,251	22,548	25,134

Interest Expense

Deposits	1,997	2,424	6,529	7,695
Short-term borrowings	-	-	-	8
Long-term borrowings	431	824	1,310	2,862
Total Interest Expense	2,428	3,248	7,839	10,565

Net Interest Income	5,002	5,003	14,709	14,569

Provision for Loan Losses	600	1,050	10,642	5,632
Net Interest Income after Provision for Loan Losses	4,402	3,953	4,067	8,937

Other Income

Service charges and other fees	229	270	700	1,029
Rental income	66	63	196	191
Gain (loss) on sale of other real estate owned, net	3	(156)	(4)	(173)
Earnings on bank-owned life insurance	136	142	413	419
Total Other Income	434	319	1,305	1,466

Other Expense

Salaries and employee benefits	1,633	1,647	4,790	4,780
Occupancy expense	538	432	1,647	1,372
Federal deposit insurance premium	313	226	1,016	1,094
Advertising	160	174	585	613
Data processing	279	389	841	1,165
Professional fees	433	243	1,277	761
Other real estate owned expense	656	234	1,889	1,027
Other operating expenses	464	563	1,389	1,395
Total Other Expenses	4,476	3,908	13,434	12,207

Income (Loss) before income tax (benefit) expense	360	364	(8,062)	(1,804)

Income tax (benefit) expense	(4)	77	(2,983)	(878)

Net Income (Loss)	$364	$287	$(5,079)	$(926)

Basic Earnings (Loss) Per Share	$0.06	$0.05	$(0.86)	$(0.16)

Dividends Declared Per Share	$0.00	$0.03	$0.03	$0.09

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2009	$62	$25,937	$46,286	$(19)	$(2,445)	$21	$69,842
Comprehensive Loss:
Net Loss	-	-	(926)	-	-	-	(926)
Net change in unrealized gain on securities available for sale, net of taxes and reclassification adjustment and tax effect	-	-	-	-	-	125	125
Total Comprehensive Loss	-	-	-	-	-	-	(801)
Treasury stock purchased (48,000 shares)	-	-	-	(458)	-	-	(458)
Cash dividends declared ($0.09 per share)	-	-	(245)	-	-	-	(245)
Committed to be released ESOP shares (10,053 shares)	-	(15)	-	-	109	-	94
Balance, June 30, 2010	$62	$25,922	$45,115	$(477)	$(2,336)	$146	$68,432

Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207
Comprehensive Loss:
Net Loss	-	-	(5,079)	-	-	-	(5,079)
Net Change in unrealized loss on securities available for sale, net of taxes	-	-	-	-	-	(234)	(234)
Total Comprehensive Loss	-	-	-	-	-	-	(5,313)
Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (10,053 shares)	-	(10)	-	-	85	-	75
Balance, June 30, 2011	$62	$25,902	$37,670	$(477)	$(2,214)	$(55)	$60,888

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities

Net loss	$(5,079)	$(926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expense	635	598
Provision for loan losses	10,642	5,632
Deferred income taxes benefit	(2,475)	(1,909)
ESOP expense	75	94
Amortization (accretion) of premiums and discounts on investments securities, net	(61)	(152)
Amortization (accretion) of mortgage servicing rights	(18)	155
Loss on sale of other real estate owned	4	173
Write down of other real estate owned	1,448	865
Amortization of loan origination fees and costs	(719)	(591)
Decrease in accrued interest receivable	45	132
Decrease in accrued interest payable	(34)	(365)
Increase (decrease) in other liabilities	677	(1,991)
Earnings on bank-owned life insurance	(413)	(419)
Decrease in other assets	863	288
Decrease (increase) in prepaid FDIC assessment	973	(2,372)
Net Cash Provided by (Used in) Operating Activities	6,563	(788)

Cash Flows from Investing Activities

Proceeds from maturities and principal collections:
Investment securities held to maturity	888	122
Investment securities available for sale	18,692	13,834
Purchases of investment securities available for sale	(55,060)	(15,578)
Loan purchases	(23,942)	(17,368)
Loan originations and principal collections, net	36,686	34,393
Proceeds from sale of other real estate owned	4,631	1,241
Net decrease in FHLB stock	937	-
Purchases of property and equipment	(218)	(390)
Net Cash (Used in) Provided by Investing Activities	(17,386)	16,254
Cash Flows from Financing Activities

Net (decrease) increase in deposits	(38,209)	34,399
Proceeds from long-term borrowings	-	3,000
Repayment of long-term borrowings	(5,985)	(31,688)
Increase in advances from borrowers for taxes and insurance	2,302	1,749
Cash dividends paid	(81)	(245)
Treasury stock purchased	-	(458)
Net Cash (Used in) Provided by Financing Activities	(41,973)	6,757

Net (Decrease) Increase in Cash and Cash Equivalents	(52,796)	22,223

Cash and Cash Equivalents - Beginning	81,395	25,325
Cash and Cash Equivalents - Ending	$28,599	$47,548

Supplementary Cash Flows Information
Interest paid	$7,874	$10,930
Income taxes paid	$7	$831
Non-cash transfer of loans to other real estate owned	$6,906	$2,327

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provide various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of June 30, 2011 and September 30, 2010, SAMG’s total assets were $43,589 and $34,709, respectively.  The net income of SAMG for the three months and nine months ended June 30, 2011 was $1,213 and $7,696, respectively.  There was no income reported for SAMG for the three and nine months ended June 30, 2010.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the FASB Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of June 30, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at June 30, 2011, and September 30, 2010 and for the three and nine months ended June 30, 2011 and 2010 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2010, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  The results for the three and nine months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2011, or any other period.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At June 30, 2011 and September 30, 2010, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income.   Management determines the appropriate classification of investment securities at the time of purchase.

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

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans.  The residential loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial structure.  The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

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

The allowance for credit losses is maintained at a level considered adequate to provide for losses that can be reasonably estimated. Management performs a quarterly evaluation of the adequacy of the allowance. The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

Construction and Development Loans. During fiscal 2010, the Company generally ceased originating any new construction and development loans. Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within our market area. We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Commercial Lending.  During fiscal 2010, the Company generally ceased originating new commercial or multi-family real estate mortgage loans and we are no longer purchasing whole loans or participation interests in loans from other financial institutions. Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one-to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

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

Consumer Lending Activities. The Company currently originates most of its consumer loans in its primary market area and surrounding areas.  The Company originates consumer loans on both a direct and indirect basis. Consumer loans generally have higher interest rates and shorter terms than residential mortgage loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  As a result of the declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses.

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

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost.  As of June 30, 2011 and September 30, 2010, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).  In 2008, the FHLB notified member banks that it was suspending dividend payments and the repurchase of capital stock.

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

The components of other comprehensive income (loss) and related tax effects are as follows for the periods indicated below.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Unrealized holding gains (losses) on available for sale securities	$900	$142	$(347)	$189
Reclassification adjustment for gains included in operations	-	-	-	-
Net Unrealized Gains (Losses)	900	142	(347)	189
Income tax effect	(311)	(48)	113	(64)
Net of Tax Amount	$589	$94	$(234)	$125

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have an impact on the Company’s statements of operations, financial condition or cash flows as it only requires a change in the format of the current presentation.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company does not expect that the adoption of ASU 2011-04 will have a significant impact on the Company’s statements of operations and financial condition.

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for interim and annual periods beginning on or after June 15, 2011.  The Company does not expect that the adoption of ASU No. 2011-02 will have a material impact on the Company’s statements of operations and financial condition.

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

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of June 30, 2011 and for the three and nine months ended June 30, 2011 and 2010  the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.  For the three and nine months ended June 30, 2011 and 2010, basic earnings per share are shown below.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Net Income (Loss )	$364	$287	$(5,079)	$(926)

Average common shares outstanding	6,102,500	6,122,756	6,102,500	6,122,533
Average unearned ESOP shares	(201,510)	(214,921)	(204,876)	(218,282)
Weighted average shares outstanding – basic	5,900,990	5,907,835	5,897,624	5,904,251

Earnings (Loss) per share – basic	$0.06	$0.05	$(0.86)	$(0.16)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and nine months ended June 30, 2011, there were 3,351 and 10,053 shares committed to be released, respectively.  During the three and nine months ended June 30, 2010, there were 3,351 and 10,053 shares committed to be released, respectively. At June 30, 2011, there were 199,851 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.5 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At June 30, 2011 and September 30, 2010, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,998	$7	$-	$5,005
U.S. government agencies	22,705	26	(225)	22,506
FHLB notes	13,995	4	(74)	13,925
State and municipal obligations	1,198	27	(18)	1,207
Single issuer trust preferred security	1,000	-	(177)	823
Corporate debt securities	2,189	26	-	2,215
	46,085	90	(494)	45,681

Mortgage-backed securities:
FNMA:
Adjustable-rate	2,628	138	-	2,766
Fixed-rate	1,059	55	-	1,114
FHLMC:
Adjustable-rate	679	22	-	701
Fixed-rate	350	29	-	379
GNMA, adjustable-rate	153	4	-	157
CMO, fixed-rate	25,890	169	(88)	25,971
	30,759	417	(88)	31,088

	$76,844	$507	$(582)	$76,769

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at June 30, 2011 and September 30, 2010 consisted of the following:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$241	$9	$-	$250
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	3,617	152	-	3,769

	$3,859	$161	$-	$4,020

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$265	$9	$-	$274
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	4,450	200	-	4,650

	$4,716	$209	$-	$4,925

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at June 30, 2011 and September 30, 2010 that were in an unrealized loss position.

	June 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$13,460	$(225)	$-	$-	$13,460	$(225)
State and municipal obligations	-	-	27	(18)	27	(18)
FHLB notes	6,424	(74)	-	-	6,424	(74)
Single issuer trust preferred security	-	-	823	(177)	823	(177)
Mortgage-backed securities:
CMO, fixed-rate	13,021	(88)	-	-	13,021	(88)

	$32,905	$(387)	$850	$(195)	$33,755	$(582)

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

As of June 30, 2011, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2011, the Company held 14 U.S. government agency securities, six FHLB notes, one tax-free municipal bond, 15 mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2011 represents other-than-temporary impairment.

During the nine months ended June 30, 2011, the gross unrealized loss of the single issuer trust preferred security improved by $64,000 from an unrealized loss at September 30, 2010 of $241,000 to an unrealized loss of $177,000 as of June 30, 2011.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the June 2011 quarter, but slight signs of improvement have recently occurred that have slightly stabilized the market.  Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At June 30, 2011 and September 30, 2010 the Company had no securities pledged to secure public deposits.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Within 1 year	$21,342	$21,207	$-	$-
Over 1 year through 5 years	20,753	20,684	-	-
After 5 years through 10 years	-	(18)	-	-
Over 10 years	3,990	3,808
	46,085	45,681	-	-
Mortgage-backed securities	30,759	31,088	3,859	4,020
	$76,844	$76,769	$3,859	$4,020

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	June 30, 2011	September 30, 2010
	(Dollars in thousands)

Residential mortgage	$227,015	$230,966
Construction and Development:
Residential and commercial	26,593	30,429
Land	2,724	2,989
Total Construction and Development	29,317	33,418
Commercial:
Commercial real estate	139,507	143,095
Multi-family	5,314	6,493
Other	11,157	11,398
Total Commercial	155,978	160,986
Consumer:
Home equity lines of credit	21,441	19,927
Second mortgages	90,267	105,825
Other	778	1,086
Total Consumer	112,486	126,838

Total loans	524,796	552,208

Deferred loan costs, net	3,000	3,272
Allowance for loan losses	(10,046)	(8,157)

Total loan receivable, net	$517,750	$547,323

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2011.  Activity in the allowance is presented for the three and nine months ended June 30, 2011.

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)

Three Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$1,187	$1,630	$64	$4,730	$36	$356	$241	$1,653	$17	$452	$10,366
Charge-offs	(48)	-	-	(203)	-	(278)	(40)	(386)	(1)	-	(956)

Recoveries	1	-	-	-	-	1	-	30	4	-	36

Provision	267	473	(15)	(283)	(1)	255	(24)	265	(4)	(333)	600
Ending Balance	$1,407	$2,103	$49	$4,244	$35	$334	$177	$1,562	$16	$119	$10,046

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Nine Months Ended June 30, 2011:
Allowance for loan losses:
Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157
Charge-offs	(2,319)	(107)	-	(2,417)	(164)	(278)	(166)	(3,366)	(3)	-	(8,820)
Recoveries	1	-	-	1	1	2	3	50	9	-	67
Provision	2,170	1,521	(14)	3,919	7	307	56	2,614	(12)	74	10,642
Ending Balance	$1,407	$2,103	$49	$4,244	$35	$334	$177	$1,562	$16	$119	$10,046
Ending balance: individually evaluated for impairment	$233	$-	$-	$672	$-	$-	$11	$143	$-	$-	$1,059
Ending balance: collectively evaluated for impairment	$1,174	$2,103	$49	$3,572	$35	$334	$166	$1,419	$16	$119	$8,987

Loans receivable:
Ending balance	$227,015	$26,593	$2,724	$139,507	$5,314	$11,157	$21,441	$90,267	$778		$524,796
Ending balance: individually evaluated for impairment	$1,631	$4,308	$-	$9,759	$-	$-	$24	$480	$-		$16,202
Ending balance: collectively evaluated for impairment	$225,384	$22,285	$2,724	$129,748	$5,314	$11,157	$21,417	$89,787	$778		$508,594

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2011 and September 30, 2010.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
June 30, 2011:
Residential mortgage	$1,631	$233	$-	$1,631	$1,631
Construction and Development:
Residential and commercial	2,951	509	1,357	4,308	4,308
Commercial:
Commercial real estate	4,326	672	5,433	9,759	9,759
Consumer:
Home equity lines of credit	24	11	-	24	24
Second mortgages	203	143	277	480	480
Total impaired loans	$9,135	$1,568	$7,067	$16,202	$16,202

September 30, 2010:
Residential mortgage	$2,356	$865	$-	$2,356	$2,356
Construction and Development:
Residential and commercial	1,393	111	-	1,393	1,393
Commercial:
Commercial real estate	6,392	650	1,213	7,605	7,605
Multi-family	1,093	164	-	1,093	1,093
Consumer:
Home equity lines of credit	189	136	-	189	189
Second mortgages	2,391	1,141	1,010	3,401	3,401
Total impaired loans	$13,814	$3,067	$2,223	$16,037	$16,037

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for three and nine months ended June 30, 2011.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)
Three Months Ended June 30, 2011:
Residential mortgage	$1,578	$3	$7
Construction and development:
Residential and commercial	1,859	11	316
Commercial:
Commercial real estate	12,029	66	66
Other	95	-	-
Consumer:
Home equity lines of credit	63	-	4
Second mortgages	341	1	1
Total	$15,965	$81	$394

Nine Months Ended June 30, 2011:
Residential mortgage	$2,095	$3	$123
Construction and development:
Residential and commercial	1,535	75	1,404
Commercial:
Commercial real estate	9,303	331	412
Multi-family	184	-	-
Other	32	-	-
Consumer:
Home equity lines of credit	126	1	4
Second mortgages	1,170	9	13
Total	$14,445	$419	$1,956

At June 30, 2011, the Company had $11.9 million of troubled debt restructurings.  Five loans deemed trouble debt restructurings with an aggregate balance of $6.5 million at June 30, 2011 were classified as impaired; however, they were performing prior to the restructure and continue to perform under their restructured terms.  The remaining $5.4 million of troubled debt restructurings at June 30, 2011 were performing prior to the restructuring and continue to perform under their restructured terms and were not classified as impaired.  All of such loans have been classified as troubled debt restructurings since we modified the payment terms from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments in order to relieve some of their overall cash flow burden.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Residential mortgage	$222,842	$328	$3,845	$-	$227,015
Construction and Development:
Residential and commercial	14,441	2,699	8,944	509	26,593
Land	926	635	1,163	-	2,724
Commercial:
Commercial real estate	108,483	9,287	21,737	-	139,507
Multi-family	4,713	-	601	-	5,314
Other	9,353	1,005	799	-	11,157
Consumer:
Home equity lines of credit	21,379	-	62	-	21,441
Second mortgages	87,605	904	1,758	-	90,267
Other	776	1	1	-	778
Total	$470,518	$14,859	$38,910	$509	$524,796

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2011and September 30, 2010.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(Dollars in thousands)
June 30, 2011:
Residential mortgage	$223,180	$608	$270	$2,957	$3,835	$227,015
Construction and Development:
Residential and commercial	19,204	-	-	7,389	7,389	26,593
Land	2,724	-	-	-	-	2,724
Commercial:
Commercial real estate	129,859	-	3,186	6,462	9,648	139,507
Multi-family	5,314	-	-	-	-	5,314
Other	10,928	-	-	229	229	11,157
Consumer:
Home equity lines of credit	21,379	-	-	62	62	21,441
Second mortgages	87,849	836	238	1,344	2,418	90,267
Other	774	2	1	1	4	778
Total	$501,211	$1,446	$3,695	$18,444	$23,585	$524,796

September 30, 2010:
Residential mortgage	$220,934	$1,004	$674	$8,354	$10,032	$230,966
Construction and Development:
Residential and commercial	29,036	-	-	1,393	1,393	30,429
Land	2,989	-	-	-	-	2,989
Commercial:
Commercial real estate	137,843	776	-	4,476	5,252	143,095
Multi-family	5,400	-	-	1,093	1,093	6,493
Other	11,189	-	209	-	209	11,398
Consumer:
Home equity lines of credit	19,433	37	-	457	494	19,927
Second mortgages	100,132	1,122	486	4,085	5,693	105,825
Other	1,080	2	1	3	6	1,086
Total	$528,036	$2,941	$1,370	$19,861	$24,172	$552,208

Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $288,000 and $334,000 for the three months ended June 30, 2011 and 2010, respectively, and was $728,000 and $1.0 million for the nine-months ended June 30, 2011 and 2010, respectively.  There were no loans past due 90 days or more and still accruing interest at June 30, 2011 or September 30, 2010.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted tangible assets (as defined) and of risk-based capital (as defined) to risk-weighted assets (as defined).  Management believes, as of June 30, 2011, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2011, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed the Bank’s status of “well-capitalized.”

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual			For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio		Amount	Ratio	Amount		Ratio
	(Dollars in thousands)

As of June 30, 2011:
Tangible Capital (to tangible assets)	$50,736	7.62%	$	≥ 9,987	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	50,736	7.62		≥26,631	≥4.00	$	≥33,288	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	50,736	10.77		≥18,843	≥4.00		≥28,264	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	56,657	12.03		≥37,686	≥8.00		≥47,107	≥10.00

As of September 30, 2010:
Tangible Capital (to tangible assets)	$59,026	8.24%	$	≥10,739	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	59,026	8.24		≥28,637	≥4.00	$	≥35,796	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	59,026	11.83		≥19,962	≥4.00		≥29,944	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	64,116	12.85		≥39,925	≥8.00		≥49,906	≥10.00

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,005	$-	$5,005	$-
U.S. government agencies	22,506	-	22,506	-
FHLB notes	13,925	-	13,925	-
State and municipal obligations	1,207	-	1,207	-
Single issuer trust preferred security	823	-	823	-
Corporate debt securities	2,215	-	2,215	-
Total investment securities available for sale	45,681	-	45,681	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,766	-	2,766	-
Fixed-rate	1,114	-	1,114	-
FHLMC:
Adjustable-rate	701	-	701	-
Fixed-rate	379	-	379	-
GNMA, adjustable-rate	157	-	157	-
CMO, fixed-rate	25,971	-	25,971	-
Total mortgage-backed securities available for sale	31,088	-	31,088	-

Total	$76,769	$-	$76,769	$-

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,997	$-	$4,997	$-
U.S. government agencies	12,745	-	12,745	-
FHLB notes	3,009	-	3,009	-
State and municipal obligations	1,207	-	1,207	-
Single issuer trust preferred security	759	-	759	-
Corporate debt securities	1,475	-	1,475	-
Total investment securities available for sale	24,192	-	24,192	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	3,488	-	3,488	-
Fixed-rate	1,538	-	1,538	-
FHLMC:		-		-
Adjustable-rate	873	-	873	-
Fixed-rate	512	-	512	-
GNMA, adjustable-rate	169	-	169	-
CMO, fixed-rate	9,947	-	9,947	-
Total mortgage-backed securities available for sale	16,527	-	16,527	-

Total	$40,719	$-	$40,719	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2011 and September 30, 2010:

	June 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$2,088	$-	$-	$2,088
Impaired loans	7,568	-	-	7,568

Total	$9,656	$-	$-	$9,656

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$4,716	$-	$-	$4,716
Impaired loans	10,747	-	-	10,747

Total	$15,463	$-	$-	$15,463

The table below presents a summary of activity in our other real estate owned during the nine months ended June 30, 2011:

Types of Property	Balance as of September 30, 2010	Additions	Sales, net	Write-downs	Balance as of June 30, 2011
	(Dollars in thousands)

Residential mortgage	$1,538	$3,418	$1,478	$60	$3,418
Construction and Development:
Residential and commercial	1,085	-	1,045	40	-
Commercial:
Commercial real estate	2,602	2,390	2,112	942	1,938
Multi-family	70	1,064	-	406	728
Other	20	34	-	-	54

Total	$5,315	$6,906	$4,635	$1,448	$6,138

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

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2011 and September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2011 and September 30, 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 securities as of June 30, 2011 or September 30, 2010. Level 2 securities include corporate bonds, agency bonds, municipal bonds, mortgage-backed securities, and collateralized mortgage obligations.

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

Other Real Estate Owned— Other real estate owned includes foreclosed properties securing commercial, residential and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our current portfolio of other real estate owned is comprised of such properties and, accordingly, we classify other real estate owned as Level 3.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2011 and September 30, 2010 are presented below:

	June 30, 2011		September 30, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$28,599	$28,599	$81,395	$81,395
Investment securities available for sale	76,769	76,769	40,719	40,719
Investment securities held to maturity	3,859	4,020	4,716	4,925
Loans receivable, net	517,750	536,060	547,323	564,936
Accrued interest receivable	2,068	2,068	2,113	2,113
Restricted stock	5,630	5,630	6,567	6,567
Mortgage servicing rights	152	152	134	134

Financial liabilities:
Savings accounts	49,975	49,975	42,385	42,385
Checking and NOW accounts	113,128	113,128	101,868	101,868
Money market accounts	88,430	88,430	80,980	80,980
Certificates of deposit	307,116	314,282	371,625	372,388
FHLB advances	49,349	53,222	55,334	58,208
Accrued interest payable	233	233	267	267

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Nine Months Ended June 30,
	2011	2010
	(Dollars in thousands)

At federal statutory rate	$(2,741)	$(613)
Adjustments resulting from:
State tax, net of federal benefit	(4)	(115)
Tax-exempt interest	(7)	(24)
Low-income housing credit	(31)	(31)
Earnings on bank-owned life insurance	(141)	(143)
Other	(59)	48

	$(2,983)	$(878)

The Company’s effective tax rate was (36.97%) and (48.65%) for the nine months ended June 30, 2011 and 2010, respectively.

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

An allowance for loan losses is established for an impaired collateral dependent loan if its carrying value exceeds its estimated fair value.  The estimated fair values of substantially all of the Company’s impaired loans are measured based on the estimated fair value of the loan’s collateral.   For additional information, see Note 2 to the Consolidated Financial Statements (Unaudited).

Income Taxes.  We make estimates and judgments to calculate some of our tax liabilities and determine the recoverability of some of our deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenues and expenses.  The amount of our deferred tax assets has increased significantly in fiscal 2011.  We have not, as of June 30, 2011, established a valuation allowance for our deferred tax assets as we believe that it is more likely than not that we will realize all such assets.  In future periods, if, based on the available evidence, we conclude that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized, we will be required to record a valuation allowance for our deferred tax assets.

In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence, including our past operating results and our forecast of future taxable income.  In determining future taxable income, we make assumptions for the amount of taxable income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.  These assumptions require us to make judgments about our future taxable income and are consistent with the plans and estimates we use to manage our business.  These estimates and judgments are inherently subjective.   Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  The establishment of, or any subsequent increase in, any such valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

Comparison of Financial Condition at June 30, 2011 and September 30, 2010

The Company’s total assets amounted to $673.9 million at June 30, 2011 compared to $720.5 million at September 30, 2010.  The primary reason for the $46.6 million decrease in assets during first nine months of fiscal 2011 was a decrease in cash and cash equivalents in the amount of $52.8 million, as well as a $29.6 million decrease in net loans receivable and a $1.8 million decrease in other assets at June 30, 2011 compared to September 30, 2010.  These decreases were partially offset by an aggregate $35.2 million increase in investment securities.  The decrease in cash and cash equivalents was mostly due to the use of cash for purchases of $55.1 million of investment securities during the first nine months of fiscal 2011.  The decrease in loans receivable was due to decreased demand from consumers and internal lending restrictions which we adopted early in fiscal 2010 as well as the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010, contributed to this reduction in the outstanding balance of our total loan portfolio.  The Company’s total real estate owned (“REO”) amounted to $6.1 million at June 30, 2011 compared to $5.3 million at September 30, 2010.  The $823,000 increase in REO at June 30, 2011 was due to the transfer of $6.9 million of loans to REO during the first nine months of fiscal 2011, which was partially offset by $4.6 million in net sales and $1.4 million in reductions in fair value, which reductions in fair value were reflected in other real estate owned expense during the first nine months of fiscal 2011.  The $4.6 million in sales of REO during the first nine months of fiscal 2011 was due primarily to our sales of a mixed-use (medical office and residential) building located in Philadelphia, Pennsylvania for $1.5 million in December 2010, a mixed-use (a restaurant, retail space and one office) property located in Pottstown, Pennsylvania, sold in April 2011 for $470,000, four single-family residential properties with an aggregate carrying value of $1.4 million located in Chester and Delaware Counties, Pennsylvania, a construction property located in Chester County, Pennsylvania, sold in January 2011 for $856,000 and two construction and development lots located in Chester County, Pennsylvania, sold in April 2011 for an aggregate amount of $205,000. The $6.9 million in additions in REO during the nine months ended June 30, 2011 included $1.1 million for a multi-family residential loan on a 34-unit apartment building located in Delaware County, Pennsylvania, $500,000 for a mixed-use property, located in Philadelphia, Pennsylvania, $3.4 million for six single-family residential properties, located in Delaware and Montgomery Counties, Pennsylvania, $578,000 for a commercial real estate property, located in Franklin County, Pennsylvania, $913,000 for a mixed-use (retail space and rental units) property located in Delaware County, Pennsylvania and $419,000 for a commercial real estate property, located in Lansdowne, Pennsylvania.

Our total liabilities at June 30, 2011, amounted to $613.1 million compared to $654.3 million at September 30, 2010.  The $41.2 million, or 6.3% decrease in total liabilities was due primarily to a decrease in total deposits of $38.2 million in the first nine months of fiscal 2011.  Our total deposits amounted to $558.6 million at June 30, 2011 compared to $596.9 million at September 30, 2010.   There was a $6.0 million decrease in our FHLB advances during the nine months ended June 30, 2011, which was attributable to $5.0 million in long-term debt maturing during the first quarter of fiscal 2011.

Shareholders’ equity decreased by $5.3 million to $60.9 million at June 30, 2011 compared to $66.2 million at September 30, 2010 primarily due to a decrease in retained earnings and the effect of our accumulated other comprehensive loss at June 30, 2011.  Retained earnings decreased by $5.2 million to $37.7 million at June 30, 2011 primarily as a result of the $5.1 million net loss during the first nine months of fiscal 2011.  In addition, the payment of $81,000 in cash dividends during the first nine months of fiscal 2011 reduced our shareholders’ equity at June 30, 2011 compared to September 30, 2010.

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	June 30, 2011	March 31, 2011	September 30, 2010
	(Dollars in thousands)
Loans 31-89 days delinquent:
Residential mortgage(1)	$878	$1,245	$1,678
Construction and Development:
Residential and commercial	-	648	-
Commercial:
Commercial real estate(2)	3,186	1,020	776
Other	-	253	209
Consumer:
Home equity lines of credit	-	-	37
Second mortgages	1,074	1,739	1,608
Other	3	1	3
Total	$5,141	$4,906	$4,311

(1) Includes one TDR in the aggregate amount of $114,000 which was more than 30 days past due at June 30, 2011.
(2) Includes ten TDRs in the aggregate amount of $1.4 million which were more than 30 days past due at June 30, 2011.

The table below sets forth our non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest at June 30, 2011, December 31, 2010 or September 30, 2010.

	June 30, 2011	March 31, 2011	September 30, 2010
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$2,957	$5,117	$8,354
Construction or development:
Residential and commercial	7,389	1,358	1,393
Commercial:
Commercial real estate	6,462	7,075	4,476
Multi-family	-	-	1,093
Other	229	209	-
Consumer:
Home equity lines of credit	62	140	457
Second mortgages	1,344	2,171	4,085
Other	1	1	3
Total non-accruing loans	18,444	16,071	19,861
Other real estate owned and other foreclosed assets:
Residential mortgage	3,418	2,823	1,538
Construction or development:
Residential and commercial	-	207	1,085
Commercial:
Commercial real estate	1,938	1,438	2,602
Multi-family	728	907	70
Other	54	54	20
Total	6,138	5,429	5,315
Total non-performing assets	24,582	21,500	25,176
Performing troubled debt restructurings:
Residential mortgage(1)	2,610	2,146	2,277
Construction or development:
Land	1,163	1,165	1,170
Commercial:
Commercial real estate(2)	7,930	7,940	7,742
Multi-family	-	-	612
Other	176	176	175
Consumer:
Home equity lines of credit	37	-	-
Total	11,916	11,427	11,976
Total non-performing assets and performing troubled debt restructurings	$36,498	$32,927	$37,152
Ratios:
Total non-accrual loans as a percent of gross loans	3.51%	3.05%	3.60%
Total non-performing assets as a percent of total assets	3.65%	3.20%	3.49%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	5.42%	4.89%	5.16%

(1) Includes one TDR in the aggregate amount of $114,000 which was more than 30 days past due at June 30, 2011.
(2) Includes ten TDRs in the aggregate amount of $1.4 million which were more than 30 days past due at June 30, 2011.

At June 30, 2011, our total non-performing assets amounted to $24.6 million, an increase of $3.1 million compared to total non-performing assets at March 31, 2011 and a decrease of $594,000 compared to total non-performing assets at September 30, 2010. At June 30, 2011, the Company’s total non-accruing loans amounted to $18.4 million, or 3.51% of total loans, compared to $16.1 million of non-accruing loans, or 3.05% of total loans at March 31, 2011 and $19.9 million of non-accruing loans, or 3.60% of total loans at September 30, 2010.  Total non-accruing loans increased by $2.4 million on a linked quarter basis due primarily to a $6.0 million increase in non-accruing construction and development loans, including a $3.0 million participation interest in two loans for a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania, a $2.4 million participation interest in a construction and development loan for a commercial mixed use development located in Mount Laurel, New Jersey, and $600,000 for a single-family residential property located in Delaware County, Pennsylvania. This increase was partially offset by a $2.2 million decrease in  non-accruing residential mortgage loans, including the transfer of $595,000 of such loans to REO during the third fiscal quarter, a $613,000 reduction in non-accruing commercial real estate loans, which was due largely to the transfer of $1.4 million of such loans to REO during the third fiscal quarter, and a $905,000 decrease in non-accruing consumer home equity lines of credit and second mortgage loans during the third fiscal quarter. Included in our non-accrual loans  at June 30, 2011 were 14 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $3.0 million at such date, 14 non-accruing second mortgage loans with an aggregate outstanding balance of $1.3 million, and two home equity loans with an aggregate outstanding balance of $62,000. Our non-accruing loans, at June 30, 2011, included the following significant items.

●
A $1.4 million participation interest in a construction and development loan in a retirement community located in Montgomery County, Pennsylvania. This loan was placed on non-accrual status in August 2009, and during the quarter ended September 30, 2010, there was a partial charge-off in the amount of $2.9 million, based on a September 2010 appraisal, reducing our loan principal balance from $4.3 million to $1.4 million. The borrower entered into an agreement of sale with respect to this property in May 2010 and we expect the sale to be consummated in the quarter ending September 30, 2011. Assuming that the sale is consummated as anticipated, we do not expect to incur any additional loss with respect to this loan.

●
A $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania. Since the loan was originated in December 2007, a total of 64 units have been built of which 33 have been sold, with 31 units being marketed for sale. This loan was placed on non-accrual status in June 2011, and during the quarter ended June 30, 2011, the loan was classified as substandard/doubtful with $509,000 allocated to the allowance for loan losses and recorded as doubtful. The lead lender and participants are continuing to work with the developer towards a satisfactory workout plan.

●
A $2.4 million participation interest in a construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This loan was placed on non-accrual status in June 2011.  While assemblage of the parcels of land has been completed, further development of the project has been stymied due to delays in receiving necessary zoning approvals from the township.  The borrower has received letters of intent to occupy space in the development from a national fitness facility and large box retailer. The lead lender and participants are continuing to work with the developer towards a satisfactory workout plan.

●
Three non-accruing commercial real loans loan totaling $3.6 million made to one borrower secured by a first mortgage on each of two mixed use (retail space and apartments) buildings and three apartment buildings (approximately 23 units) located in Philadelphia, Pennsylvania, one apartment building with five units located in Gloucester City, New Jersey, and one mixed use building (apartment and a one unit office space) located in Norristown, Pennsylvania.  These three loans were deemed impaired at March 31, 2011.  During the first nine months of fiscal 2011, an aggregate of $658,000 was charged off on these loans and the current aggregate carrying value of $2.9 million is approximately the current fair value based upon an appraisal dated April 2011. These properties are expected to be transferred to REO during the September 2011 quarter, and we do not expect to incur any additional losses with respect to these loans.

At June 30, 2011, our total REO assets amounted to $6.1 million, an increase of $709,000 compared to total REO at March 31, 2011 and an increase of $823,000 compared to total REO assets at September 30, 2010. The increase, on a linked quarter basis, was due to $1.9 million in additions, which included an aggregate of $595,000 for two single family properties and two commercial mixed use properties in the aggregate amount of $1.3 million. Partially offsetting these additions to REO were $672,000 in net sales at a net gain of $3,000 and $545,000 in reductions in fair value, which are reflected in other REO expense during the June 2011 quarter. The $823,000 increase in REO at June 30, 2011 compared to September 30, 2010, was due to $6.9 million in additions in REO during the first nine months of fiscal 2011, which included an aggregate of $3.4 million for six single-family residential properties, five commercial mixed use properties in the aggregate amount of $2.4 million and one multi-family property in the amount of $1.1 million.  Partially offsetting these additions to REO during the first nine months of fiscal 2011 were $4.6 million of net sales in REO, at a net loss of $4,000, and $1.4 million in reductions to REO fair values, which are reflected in other REO expense during the fiscal 2011 period. Our REO at June 30, 2011 included the following significant items.

●
A 34-unit apartment building located in Delaware County, Pennsylvania which was acquired as real estate owned in November 2010 and had a carrying value of $728,000 at June 30, 2011.  This property is under an agreement of sale and is anticipated to settle in the September 2011 quarter at no additional loss to the Company.

●
A single-family residential property and adjoining lot located in Montgomery County, Pennsylvania which was acquired as real estate owned in March 2011 and had a carrying value of $1.5 million at June 30, 2011. We are currently marketing this property for sale.

●
A single-family residential rental property located in Delaware County, Pennsylvania which was acquired as real estate owned in March 2011 and had a carrying value of $287,000 at June 30, 2011.  This property was sold in July 2011 at a slight gain.

●
A mixed-use (retail space and rental units) property located in Delaware County, Pennsylvania, with a carrying value of $564,000 at June 30, 2011, was acquired as real estate owned in April 2011. The Bank is currently negotiating an agreement of sale with a prospective buyer and expects to dispose of this property in the September 2011 quarter at no additional loss.

●
A single-family residential property located in Chester County, Pennsylvania, which was acquired as real estate owned in May 2011 and had a carrying value of $418,000 at June 30, 2011.  This property is under agreement of sale and scheduled to settle during the September 2011 quarter at no additional loss.

The relatively high levels of the Company’s non-performing assets at June 30, 2011 primarily reflect the lingering effects of a slow economic recovery in the Company’s market area.  The Company is continuing its efforts to resolve its non-performing assets without additional loss. As a local community bank, we continue to be committed to helping the local community and have been working diligently with customers to assist them recover from the financial difficulties they have incurred.

During the three months ended June 30, 2011, we added one single-family residential loan and a home equity line of credit loan made to one borrower with outstanding balances of $593,000 and $37,000, respectively, to our troubled debt restructurings (“TDRs”). As a result, at June 30, 2011, we had $11.9 million of loans classified as performing TDRs. Our performing TDRs at June 30, 2011, were comprised of 27 loans and consisted of an aggregate of $2.6 million of one- to four-family loans, $7.9 million of commercial real estate loans, $1.2 million of land loans, $176,000 of commercial loans and $37,000 of home equity lines of credit. Our performing troubled debt restructurings at June 30, 2011 included the following significant items.

●
A total of 16 loans to one borrower with an aggregate outstanding balance of $2.3 million collateralized by first liens on single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only. The Bank is currently negotiating with the borrower to transfer 11 collateral properties, securing 11 loans, with an aggregate carrying value of $1.5 million, to REO during the September 2011 quarter.

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at June 30, 2011 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $2.0 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania.  The other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved single-family lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to reduce the interest rate and/or require payments of interest only. The borrower has been making payments as agreed.

●
Two loans with an aggregate outstanding balance of $1.8 million at June 30, 2011 collateralized by first mortgages on a three-story 17 unit multi-family property located in Pottstown, Pennsylvania. As a result of reduced net cash flows on the property due to recent increase in vacancies, on December 1, 2010 the Bank restructured the loans to interest only until January 1, 2012, when the payments will convert to principal and interest. The borrower has been paying as agreed under the terms of the restructuring and is expected to continue to pay as agreed.

●
One loan to one borrower with an outstanding balance in the amount of $1.4 million at June 30, 2011 on a commercial real estate mixed use property located in Delaware County, Pennsylvania. As a result of slow sales, the borrower was experiencing financial difficulties and on April 1, 2011 the Bank agreed to restructure the loan from its original terms to interest only until October 1, 2011.  The borrower has been paying as agreed under the terms of the restructuring and is expected to continue to pay as agreed.

●
One commercial real estate loan to one borrower with an outstanding balance in the amount of $2.8 million at June 30, 2011 secured by a first mortgage on a 416 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania. Since the project was completed in April 2010, a total of 258 units have been rented, with 158 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring and is expected to continue to pay as agreed.

The amount of our loans delinquent 31 to 89 days at June 30, 2011 increased compared to September 30, 2010. The increase in the amount of the Company’s loans delinquent 31 to 89 days increased to $5.1 million due primarily to the addition of eleven loans in the amount of $1.5 million in the aggregate, which are also classified as troubled debt restructuring, at June 30, 2011.  The Company is attempting to work with its borrowers to bring all of its delinquent and non-performing loans current, but no assurance can be given that there may not be further increases in the Company’s non-performing assets in future periods.

Comparison of Our Operating Results for the Three and Nine Months Ended June 30, 2011 and 2010

General.  Our net income was $364,000 for the three months ended June 30, 2011 compared to net income of $287,000 for the three months ended June 30, 2010.  On a per share basis, the net income was $0.06 per share for the quarter ended June 30, 2011, compared to net income of $0.05 per share for the quarter ended June 30, 2010.  The primary reason for the $77,000 difference in our results of operations in the third quarter of fiscal 2011 compared to the third quarter in fiscal 2010 was a decrease in the provision of loan losses of $450,000.  Our interest rate spread of 3.09% and net interest margin of 3.20% for the three months ended June 30, 2011 improved when compared to a net interest spread of 2.89% and a net interest margin of 3.06% for the three months ended June 30, 2010.

Our net loss was $5.1 million for the nine months ended June 30, 2011 compared to net loss of $926,000 for the nine months ended June 30, 2010.  On a per share basis, the net loss was $0.86 per share for the nine months ended June 30, 2011, compared to net loss of $0.16 per share for the nine months ended June 30, 2010.  The primary reason for the $4.2 million difference in our results of operations in the first nine months of fiscal 2011 compared to the comparable prior fiscal year period was an increase in the provision of loan losses of $5.0 million, a $161,000 decrease in other income and a $1.2 million increase in total other expenses, which were partially offset by a $2.1 million increase in income tax benefit. Our interest rate spread of 2.96% and net interest margin of 3.07% for the nine months ended June 30, 2011 improved when compared to a net interest spread of 2.81% and a net interest margin of 3.00% for the nine months ended June 30, 2010.

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

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$525,058	$7,034	5.36%	$580,124	$7,983	5.52%
Investment securities	80,709	390	1.93	35,632	259	2.92
Deposits in other banks	14,482	6	0.17	33,708	9	0.11
FHLB stock	5,724	-	0.00	6,567	-	0.00
Total interest-earning assets	625,973	7,430	4.75	656,031	8,251	5.04
Non-interest-earning assets	44,396			41,100
Total assets	$670,369			$697,131

Interest Bearing Liabilities:
Demand and NOW accounts	$93,432	123	0.53	$84,530	170	0.81
Money market accounts	89,056	252	1.13	65,161	167	1.03
Savings accounts	46,570	22	0.19	41,967	28	0.27
Time deposits	306,684	1,600	2.09	336,932	2,059	2.45
Total deposits	535,742	1,997	1.49	528,590	2,424	1.84
FHLB borrowings	49,476	431	3.48	76,477	824	4.32
Total interest-bearing liabilities	585,218	2,428	1.66	605,067	3,248	2.15
Non-interest-bearing liabilities	24,260			23,842
Total liabilities	609,478			628,909
Shareholders’ Equity	60,891			68,222
Total liabilities and shareholders’ equity	$670,369			$697,131
Net interest-earning assets	$40,755			$50,964
Net interest income; average interest rate spread		$5,002	3.09%		$5,003	2.89%
Net interest margin (2)			3.20%			3.06%
Average interest-earning assets to average interest-bearing liabilities	106.96%			108.42%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Nine Months Ended June 30,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$534,284	$21,398	5.33%	$589,750	$24,345	5.52%
Investment securities	77,183	1,125	1.95	32,942	765	3.10
Deposits in other banks	21,845	25	0.15	19,659	24	0.16
FHLB stock	6,063	-	0.00	6,567	-	0.00
Total interest-earning assets	639,375	22,548	4.71	648,918	25,134	5.18
Non-interest-earning assets	45,951			40,369
Total assets	$685,326			$689,287

Interest Bearing Liabilities:
Demand and NOW accounts	$90,910	421	0.61	$88,607	681	1.03
Money market accounts	87,370	732	1.12	62,929	492	1.05
Savings accounts	42,889	60	0.19	40,523	85	0.28
Time deposits	326,502	5,316	2.17	318,135	6,437	2.71
Total deposits	547,671	6,529	1.59	510,194	7,695	2.02
FHLB borrowings	50,094	1,310	3.49	85,916	2,870	4.47
Total interest-bearing liabilities	597,765	7,839	1.75	596,110	10,565	2.37
Non-interest-bearing liabilities	23,462			23,937
Total liabilities	621,227			620,047
Shareholders’ Equity	64,099			69,240
Total liabilities and shareholders’ equity	$685,326			$689,287
Net interest-earning assets	$41,610			$52,808
Net interest income; average interest rate spread		$14,709	2.96%		$14,569	2.81%
Net interest margin (2)			3.07%			3.00%
Average interest-earning assets to average interest-bearing liabilities	106.96%			108.86%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  The Company’s interest and dividend income decreased for the three months ended June 30, 2011 by $821,000 or 10.0% over the comparable 2010 period to $7.4 million.  Interest income decreased in the three months ended June 30, 2011 over the prior comparable period in fiscal 2010 due primarily to a decline in the average balance of loans and lower average yields on loans and investment securities.  During the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, the average yield on the Company’s loan portfolio decreased by 16 basis points to 5.36% from 5.52%. The average balance of loans receivable decreased by $55.1 million, or 9.5% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, as a result of our efforts to reduce the concentration levels of some of our higher risk loan portfolios, the lending restrictions imposed by the Supervisory Agreement that the Bank entered into with the Office of Thrift Supervision (the “OTS”), stricter underwriting standards utilized by the Bank in recent periods and an overall reduction in loan demand of all loan types due primarily to a slow economy and some remaining uncertainty in the job market.  The average yield on investment securities decreased to 1.93% for the three months ended June 30, 2011 from 2.92% for the same period ended 2010 while the average balance of investment securities increased by $45.1 million during the three months ended June 30, 2011 compared to the comparable prior fiscal year period.

The Company’s interest and dividend income decreased for the nine months ended June 30, 2011 by $2.6 million or 10.3% over the comparable 2010 period to $22.5 million.  Interest income decreased in the nine months ended June 30, 2011 over the prior comparable period in fiscal 2010 due primarily to a decline in the average balance of loans and lower average yields on loans and investment securities.  During the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, the average yield on the Company’s loan portfolio decreased by 19 basis points to 5.33% from 5.52%. The average balance of loans receivable decreased by $55.5 million, or 9.4% in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, as a result of our efforts to reduce the concentration levels of some of our higher risk loans, the lending restrictions imposed by the Supervisory Agreement with the OTS, stricter underwriting standards utilized by the Bank in recent periods and a overall reduction in loan demand of all loan types due primarily to a slow economy and uncertainty in the job market.  The average yield on investment securities decreased to 1.95% for the nine months ended June 30, 2011 from 3.10% for the same period ended 2010 while the average balance of investment securities increased by $44.2 million during the nine months ended June 30, 2011 compared to the comparable prior fiscal year period.

Interest Expense.  The Company’s interest expense for the three month period ended June 30, 2011 was $2.4 million, a decrease of $820,000 from the three month period ended June 30, 2010. The Company had a $427,000 decrease in interest expense on total deposits and a $393,000 decrease in interest on FHLB borrowings during the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. The average balance of deposit accounts increased by $7.2 million, or 1.4%, in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010, due primarily to our continuing marketing efforts to increase core deposits. The average rate paid on total deposits decreased to 1.49% for the three months ended June 30, 2011 from 1.84% for the same period in fiscal 2010 due to lower market rates and the replacement of higher costing certificates of deposit with lower rates. The average rate paid on borrowed funds decreased to 3.48% in the third quarter of fiscal 2011 compared to 4.32% in the third quarter of fiscal 2010.

The Company’s interest expense for the nine month period ended June 30, 2011 was $7.8 million, a decrease of $2.7 million from the nine month period ended June 30, 2010. The Company had a $1.2 million decrease in interest expense on total deposits and a $1.6 million decrease in interest on FHLB borrowings during the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010. The average balance of deposit accounts increased by $37.5 million, or 7.3%, in the first nine months of fiscal 2011 compared to the first nine months of fiscal 2010, due primarily to our new Concordville, Delaware County branch which opened in mid-September 2010 and which had $45.3 million in deposits at June 30, 2011. The average rate paid on total deposits decreased to 1.59% for the nine months ended June 30, 2011 from 2.02% for the same period in fiscal 2010, due primarily to certain higher costing certificates of deposit maturing during the fiscal 2011 period.  The average rate paid on borrowed funds decreased to 3.49% in the first nine months of fiscal 2011 compared to 4.47% in the first nine months of fiscal 2010.

Provision for Loan Losses.  The provision for loan losses was $600,000 and $10.6 million for the three and nine months ended June 30, 2011, respectively. The provision for loan losses was $1.1 million and $5.6 million for the three and nine months ended June 30, 2010, respectively. The Company’s net charge-offs to the allowance for loan losses amounted to approximately $920,000 and $8.8 million, respectively, for the three and nine months ended June 30, 2011.  Net charge-offs increased in the  quarter ended June 30, 2011, when compared to the third quarter in fiscal 2010, due primarily to two single-family residential mortgage loans with aggregate charge-offs of $49,000, three commercial real estate loans with aggregate charge-offs of $202,000, four commercial business loans with aggregate charge-offs in the amount of $278,000, one home equity line of credit with a charge-off of $40,000 and seven second mortgage loans with $386,000 in aggregate charge-offs in the quarter.

During the June 30, 2011 quarter, we continued to see net charge-offs in the commercial real estate, commercial business loan and second mortgage loan classes, however they were significantly lower than the two most recent prior quarters. There were no net-charge-offs in the construction and development loan segment during the June 2011 quarter, with net charge-offs in the residential mortgage loan segment also significantly lower than the two most recent prior quarters. Local residential real estate market activity has picked up with relatively stronger sales for middle-and low-price homes and weaker for high-price homes with overall demand for new homes remaining flat. Commercial and industrial market conditions in our local market have stabilized with vacancy rates edging downward in some locations. The nonresidential real estate market continues to be somewhat volatile with prices varying by location.  As of June 30, 2011, the balance of the allowance for loan losses was $10.0 million, or 1.91% of gross loans and 54.47% of non-accruing loans, compared to an allowance for loan losses of $9.1 million at June 30, 2010 or 1.59% of gross loans and 38.49% of non-accruing loans at such date.

At June 30, 2011, the Company’s total non-accrual loans amounted to $18.4 million, or 3.51% of total loans, compared to $16.1 million of non-accrual loans, or 3.05% of total loans at March 31, 2011 and $19.9 million of non-accrual loans, or 3.60% of total loans at September 30, 2010.  Total non-accruing loans increased by $2.4 million on a linked quarter basis due primarily to a $6.0 million increase in non-accruing construction and development loans, including a $3.0 million participation interest in two loans for a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania, a $2.4 million participation interest in a loan for a commercial mixed use development located in Mount Laurel, New Jersey, and $600,000 for a single-family residential property located in Delaware County, Pennsylvania. Prior to the quarter ended June 30, 2011, all of such loans previously had been classified by the Company and an aggregate of $1.3 million of the Company’s allowance for loan losses had been allocated to such loans.  The increase in non-accruing construction and development loans was partially offset by a $2.2 million decrease non-accruing residential mortgage loans, including the transfer of $595,000 to other real estate owned (“REO”), a $613,000 reduction in non-accruing commercial real estate loans, which was due largely to the transfer of $1.4 million of such loans to REO, and a $905,000 decrease in non-accruing consumer home equity lines of credit and second mortgage loans.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine Months Ended June 30,		For the Year Ended September 30,
	2011	2010	2010
	(Dollars in Thousands)

Balance at beginning of period	$8,157	$5,718	$5,718
Provision for loan losses	10,642	5,632	9,367

Charge-offs:
Residential mortgage	2,319	824	824
Construction and development
Residential and commercial	107	960	4,133
Commercial:
Commercial real estate	2,417	-	927
Multi-family	164	82	525
Other	278	-	-
Consumer:
Home equity lines of credit	166	168	168
Second mortgages	3,366	177	334
Other	3	15	22
Total charge-offs	8,820	2,226	6,933
Recoveries:
Residential mortgage	1	-	-
Commercial:
Commercial real estate	1	-	-
Multi-family	1	-	1
Other	2	-	-
Consumer:
Home equity lines of credit	3	-	-
Second mortgages	50	-	-
Other	9	3	4
Total recoveries	67	3	5

Net charge-offs	8,753	2,223	6,928
Balance at end of period	$10,046	$9,127	$8,157
Ratios:
Ratio of allowance for loan losses to non-accrual loans	54.47%	38.49%	41.07%
Ratio of net charge-offs to average loans outstanding, Annualized for the nine-month periods ended June 30, 2011 and 2010	2.18%	0.50%	1.19%
Ratio of net charge-offs to total allowance for loan losses (annualized for the nine-month periods ended June 30, 2011 and 2010)	116.18%	32.47%	84.93%

Other Income.  Our total other, or non-interest, income increased by $115,000 to $434,000 for the three months ended June 30, 2011 over the comparable prior year period. The increase was due primarily to a $3,000 net gain on sale of other real estate owned in the fiscal 2011 period compared to a net loss on the sale of REO in the amount of $156,000 in the June 30, 2010 quarter, which was partially offset by a $41,000 decrease in service charges, primarily related to declining checking account fees, as well as a decline in other loan fees.

Our total other income was $1.3 million for the nine months ended June 30, 2011 compared to $1.5 million for the nine months ended June 30, 2010.  The $161,000 decrease was due primarily to a $329,000 decrease in service charges, primarily related to declining checking account related and debit card fees, as well as a decline in other loan fees.  These items were partially offset by a $169,000 improvement in the net loss on sale of other real owned to a $4,000 net loss in the fiscal 2011 period compared to a $173,000 net loss on the sale of REO in the first nine months of fiscal 2010.

Other Expenses.  Other, or non-interest, expenses of the Company increased by $568,000 in the quarter ended June 30, 2011 from the comparable prior year period. The increase in other operating expenses in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010 was due primarily to a $190,000 increase in professional fees, a $106,000 increase in occupancy expense related primarily to the costs associated with the Concordville branch that was opened in mid-September 2010, an $87,000 increase in federal deposit insurance premiums and a $422,000 increase in REO expense.  The increase in REO expense was primarily due to write-downs of $366,000 for a commercial real estate property located in Ardmore, Pennsylvania. The increase in professional fees was primarily due to legal costs associated with work out efforts on troubled loans.  These increases were partially offset by an $110,000 decrease in data processing costs and a $99,000 decrease in other operating expenses.  The decrease in data processing expense is attributable to the change in the Company’s bank core processing vender in April 2010.

Other expenses of the Company increased by $1.2 million in the nine months ended June 30, 2011 from the comparable prior year period. The increase in other operating expenses was due primarily to an $862,000 increase in other REO expense, a $516,000 increase in professional fees and a $275,000 increase in occupancy expense.  The increase in professional fees was primarily due to legal costs associated with work out efforts on troubled loans. The $275,000 increase in occupancy expense is due to the addition of the Concordville branch in mid-September 2010. The increase in REO expense was primarily due to write-downs of existing REO properties to market values based on new appraisals received. These increases were partially offset by a $78,000 decrease in federal deposit insurance premium and a $324,000 decrease in data processing expense.  The decrease of $78,000 in federal deposit insurance premium for the first nine months of fiscal 2011 was primarily due to the absence of a premium credit in the first nine months of fiscal 2010.  The $324,000 decrease in data processing expense is attributable to the change in the Company’s bank core processing vender in April 2010.

Income Tax Expense.  Our income tax benefit was $4,000 for the three months ended June 30, 2011 compared to income tax expense of $77,000 for the three months ended June 30, 2010.  The difference in income taxes for the third quarter in fiscal 2011 compared to the third quarter of fiscal 2010 was due to fiscal year 2009 and 2010 corporate income tax return true-up adjustments.  The Company’s effective tax rate was (1.07%) and 21.17% for the three months ended June 30, 2011 and 2010, respectively.  The change in the effective income tax rate from the three months ended June 30, 2010 compared to the three months ended June 30, 2011, was due to corporate income tax adjustments, as well as, various fluctuations in the permanent and temporary tax differences associated with BOLI income, ESOP dividend received deductions, state income tax credits and net operating losses.

Our income tax benefit was $3.0 million for the nine months ended June 30, 2011 compared to income tax benefit of $878,000 for the nine months ended June 30, 2010.  The increase in tax benefit for the first nine months in fiscal 2011 was due to an increase in pre-tax loss for the nine months ended June 30, 2011 compared to the nine months ended June 30, 2010.  The Company’s effective tax rate was (36.97%) and (48.65%) for the nine months ended June 30, 2011 and 2010, respectively.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2011, our cash and cash equivalents amounted to $28.6 million.  In addition, at such date our available for sale investment securities amounted to $76.8 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2011, we had certificates of deposit maturing within the next 12 months amounting to $109.6 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the nine months ended June 30, 2011, the average balance of our outstanding FHLB advances was $50.1 million.  At June 30, 2011, we had $49.3 million in outstanding long-term FHLB advances and we had $286.9 million in potential FHLB advances available to us.  In addition, at June 30, 2011, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at June 30, 2011.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)

Long-term debt obligations	$-	$1,349	$-	$48,000	$49,349
Certificates of deposit	109,599	117,236	29,735	50,546	307,116
Operating lease obligations	279	558	453	4,831	6,121
Total contractual obligations	$109,878	$119,143	$30,188	$103,377	$362,586

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On June 3, 2011, a lawsuit was filed by Stilwell Value Partners VI, L.P., on its own behalf and on a derivative basis as a shareholder with respect to certain claims, in the Court of Common Pleas of Chester County, Pennsylvania, naming as defendants each of the Company’s directors, the Mutual Holding Company and the Company.  Stilwell Value Partners VI, L.P. v. Hughes, et al.  The complaint alleges that the directors have breached their fiduciary duties by not undertaking a “second step” conversion of the mutual holding company and requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given responsibility to determine whether the Company should engage in a second step conversion and that the Court order the Company engage in a second step conversion.  In a separate derivative demand letter, plaintiff asserts damages ranging from $25.0 million to in excess of $60.0 million.  The Company believes that the claims asserted are without merit and intends to vigorously defend the case.

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

Item 6 - Exhibits

31.1           Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2           Rule 13a-14(a)/15d-14(a) Section 302 Certification of the Chief Financial Officer
32.1           Section 1350 Certification

The following Exhibits are being furnished* as part of this report:

No.	Description
101.INS	XBRL Instance Document.*
101.SCH	XBRL Taxonomy Extension Schema Document.*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.*

*
These interactive data files are being furnished as part of this Quarterly Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALVERN FEDERAL BANCORP, INC.

August 12, 2011	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

August 12, 2011	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer