Form 10-K
period 2011-09-30
MALVERN FEDERAL BANCORP INC
filed 2011-12-20
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended: September 30, 2011

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number: 001-34051

MALVERN FEDERAL BANCORP, INC.
(Exact name of Registrant as specified in its charter)
United States	38-3783478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (610) 644-9400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).          YES ☐  NO ☒

The aggregate market value of the 2,245,347 shares of the Registrant’s common stock held by non-affiliates, based upon the closing price of $8.72 for the common stock on March 31, 2011, reported by the NASDAQ Stock Market, was approximately $19.6 million.  Shares of common stock held by the registrant’s parent, Malvern Federal Mutual Holding Company and its executive officers, directors and certain benefit plans have been excluded since such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer’s common stock, par value $0.01 per share, outstanding as of December 19, 2011 was 6,102,500.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

MALVERN FEDERAL BANCORP, INC.
2011 ANNUAL REPORT ON FORM 10-K

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

Until recently, the Bank, the Company and the Mutual Holding Company were regulated by the Office of Thrift Supervision (the “OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the regulatory oversight functions and authority of the OTS related to the Holding Company and Mutual Holding Company, which  are savings and loan holding companies, were transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”). See “–Regulation - General” and “–Regulation - Recently Enacted Regulatory Reform.”

The Bank is an active originator of residential home mortgage loans in our market area.  Historically, Malvern Federal Savings was a traditional thrift with an emphasis on originating various residential loan products to hold in its portfolio.  Approximately eight years ago, we determined to shift the emphasis on the loan products we offer and increased our efforts to originate commercial real estate loans, construction and development loans and consumer loans.  We determined to originate greater amounts of commercial real estate loans, construction and development loans and consumer loans because we believed we could compete effectively as a niche lender in our market area for such loans given management’s knowledge of, and its extensive network of contacts in, the small to mid-sized businesses community in southeastern Pennsylvania.  In addition, commercial real estate loans, construction and development loans and consumer loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.  Given the increase in the level of our non-performing assets, in light of the increased risk represented by commercial real estate loans and construction and developments loans and due to regulatory constraints imposed by the OTS during fiscal 2010, we generally ceased originating any new commercial real estate loans and construction and development loans.

In October 2010, the Company, the Bank and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS.  As discussed above, the regulatory functions of the OTS have been transferred to the OCC, in the case of the Bank, and the FRB in the case of the Company and the Mutual Holding Company.  The agreements provide, among other things, that within specified time frames:

●
the Bank was required to submit an updated, comprehensive business plan to the OTS that, among other things, addressed the Bank’s strategy to improve core earnings, maintain appropriate levels of liquidity and achieve profitability on a consistent basis.  The Bank must submit quarterly reports to the OCC (and, previously, the OTS) regarding the Bank’s compliance with the plan. We submitted an updated business plan to the OTS in accordance with the terms of the Supervisory Agreement and continue to submit the quarterly reports to the OCC as required;

●	the Bank must ensure that its financial reports to the OCC (and, previously, the OTS) are accurately prepared and timely filed in accordance with applicable law, regulations and regulatory guidance;

●
the Bank was required to submit a written internal asset review and classification program to the OTS that, among other things, ensures the accurate and timely identification and classification of the Bank’s classified and criticized assets, and requires asset reviews for commercial real estate, construction and land development, multi-family and commercial loans by an independent third-party loan review consultant not less than every six months.  We submitted an internal asset review and classification program to the OTS in accordance with the terms of the Supervisory Agreement and are continuing to obtain the third-party loan reviews as required;

●
the Bank was required to submit to the OTS a detailed, written plan with targeted levels of the Bank’s problem assets (as defined), describing the Bank’s strategies to reduce the levels of its problem assets to the targeted levels and the development of specific workout plans for problem assets in the amount of $500,000 or more and it must submit quarterly asset reports to the OCC (and, previously, the OTS) regarding, among other things, its compliance with such plans. The original plan addressing the levels of the Bank’s problem assets was submitted to the OTS in accordance with the terms of the Supervisory Agreement and we are continuing to submit the quarterly reports as required;

●
the Bank was required to revise its policies, procedures and methodologies relating to the allowance for loan and lease losses (“ALLL”) to be in compliance with all applicable laws, regulations and regulatory guidance, and it must provide for a quarterly independent third-party review and validation of its ALLL. The Bank has revised its policies, procedures and methodologies relating to ALLL and submitted them to the OTS in accordance with the terms of the Supervisory Agreement and we are continuing to obtain the third-party ALLL reviews as required;

●
the Bank was required to submit to the OTS a written program of its policies and procedures for identifying, monitoring and controlling risks associated with concentrations of commercial real estate credit which, among other things, establishes comprehensive concentration limits, provides for specific review procedures and reporting requirements to identify, monitor and control risks associated with concentrations of credit and contain a written action plan, with specific time frames, for bringing the Bank into compliance with its concentration of credit limits. The policies and procedures for identifying, monitoring and controlling risks associated with concentrations of commercial real estate credit were submitted to the OTS in accordance with the terms of the Supervisory Agreement;

●
the Bank may not make, invest in, or purchase any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC (and, previously, the OTS), other than with respect to any refinancing, extension or modification of an existing commercial real estate or commercial and industrial loan where no new funds are advanced;

●
the Bank was required to develop and implement an information technology policy.  The information technology policy has been developed and is being implemented in accordance with the terms of the Supervisory Agreement;

●
the Company and the Mutual Holding Company are prohibited from declaring or paying dividends or making any other capital distributions (as defined) without receiving the prior written approval of the FRB (and, previously, the OTS); and

●	the Company and the Mutual Holding Company are required to ensure the Bank’s compliance with its Supervisory Agreement.

As a result of the Supervisory Agreement with Malvern Federal Savings, the Bank is subject to certain additional restrictions pursuant to regulations of the OTS, including the following:

●
The Bank must limit its asset growth in any quarter to an amount which does not exceed the net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OCC (and, previously, the OTS);

●	The Bank is required to provide the OCC (and, previously, the OTS) with prior notice of any new director or senior executive officer;

●	The Bank is restricted from making any “golden parachute payments,” as defined;

●
The Bank may not enter into, renew, extend or revise any contractual arrangements related to compensation or benefits with any director or officer without receiving prior written non-objection from the OCC (and, previously, the OTS);

●	The Bank may not declare or pay any dividends or make other capital distributions without the prior written approval of the OCC (and, previously, the OTS);

●	The Bank’s ability to engage in transactions with affiliates, as defined, is restricted; and

●	The Bank may not engage in the use of brokered deposits without the prior written non-objection of the OCC (and, previously, the OTS).

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

We face significant competition in originating loans and attracting deposits.  This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies.  Within our market area, we estimate that more than 76 other banks, credit unions and savings institutions are operating.  We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  At September 30, 2011, our net loan portfolio totaled $506.0 million or 75.9% of total assets.  Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family” residential real estate loans located in our market area. During fiscal 2010, we discontinued, with certain exceptions, the origination of any new commercial real estate loans and construction and development loans, but we continue to be an originator of consumer loan products. Our consumer loans consist primarily of home equity loans, second mortgage loans and lines of credit.  Pursuant to the terms of the Supervisory Agreement, we may not make, invest in or purchase any new commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC, other than with respect to any refinancing, extension or modification of an existing commercial real estate or commercial and industrial loan where no new funds are advanced.

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

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)

Residential mortgage(1)	$229,330	44.7%	$230,966	41.8%	$252,308	42.4%	$248,118	43.3%	$193,460	40.4%
Construction and Development:
Residential and commercial	26,005	5.0	30,429	5.5	37,508	6.3	45,451	7.9	58,870	12.4
Land loans	2,722	0.6	2,989	0.6	3,237	0.6	4,530	0.8	6,665	1.4
Total construction and development loans	28,727	5.6	33,418	6.1	40,745	6.9	49,981	8.7	65,535	13.8
Commercial:
Commercial real estate	131,225	25.5	143,095	25.9	142,863	24.0	138,522	24.2	108,500	22.7
Multi-family	5,507	1.1	6,493	1.2	9,613	1.6	1,906	0.3	2,257	0.5
Other	10,992	2.1	11,398	2.1	15,647	2.6	17,260	3.0	15,767	3.3
Total commercial loans	147,724	28.7	160,986	29.2	168,123	28.2	157,688	27.5	126,524	26.5
Consumer:
Home equity lines of credit	20,735	4.0	19,927	3.6	19,149	3.2	12,393	2.2	11,811	2.5
Second mortgages	85,881	16.8	105,825	19.1	113,943	19.1	103,741	18.1	78,733	16.5
Other	788	0.2	1,086	0.2	1,143	0.2	1,304	0.2	1,525	0.3
Total consumer loans	107,404	21.0	126,838	22.9	134,235	22.5	117,438	20.5	92,069	19.3
Total loans	513,185	100.0%	552,208	100.0%	595,411	100.0%	573,225	100.0%	477,588	100.0%

Deferred loan costs, net	2,935		3,272		3,872		3,816		2,404
Allowance for loan losses	(10,101)		(8,157)		(5,718)		(5,505)		(4,541)
Loans receivable, net	$506,019		$547,323		$593,565		$571,536		$475,451

(1)	Includes $9.3 million of loans held for sale at September 30, 2007.

The following table shows the composition of our loan portfolio by fixed- and adjustable-rate at the dates indicated.

	September 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fixed-Rate Loans:
Residential mortgage(1)	$211,405	41.2%	$201,285	36.4%	$227,712	38.2%	$218,214	38.1%	$163,463	34.2%
Construction and Development:
Residential and commercial	4,250	0.8	968	0.2	5,382	0.9	4,505	0.8	8,626	1.8
Land loans	1,376	0.3	1,312	0.3	1,558	0.3	1,575	0.2	1,591	0.3
Total fixed-rate construction and development loans	5,626	1.1	2,280	0.5	6,940	1.2	6,080	1.0	10,217	2.1
Commercial:
Commercial real estate	40,231	7.8	40,833	7.4	56,126	9.4	52,406	9.1	35,053	7.4
Multi-family	932	0.2	950	0.2	3,519	0.6	--	--	--	--
Other	1,643	0.3	1,733	0.3	3,798	0.6	4,441	0.8	3,847	0.8
Total fixed-rate commercial loans	42,806	8.3	43,516	7.9	63,443	10.6	56,847	9.9	38,900	8.2
Consumer:
Home equity lines of credit	--	--	--	--	--	--	--	--	--	--
Second mortgages	85,881	16.8	105,825	19.1	113,943	19.1	103,741	18.1	78,706	16.5
Other	552	0.1	822	0.1	867	0.2	960	0.2	1,097	0.2
Total fixed-rate consumer loans	86,433	16.9	106,647	19.2	114,810	19.3	104,701	18.3	79,803	16.7
Total fixed-rate loans	$346,270	67.5	$353,728	64.0	$412,905	69.3	$385,842	67.3	$292,383	61.2
Adjustable-Rate Loans:
Residential mortgage	$17,925	3.5%	$29,681	5.4%	$24,596	4.1%	$29,904	5.2%	$29,998	6.3%
Construction and Development:
Residential and commercial	21,755	4.2	29,461	5.3	32,126	5.4	40,946	7.1	50,244	10.5
Land loans	1,346	0.3	1,677	0.3	1,679	0.3	2,955	0.5	5,074	1.1
Total adjustable-rate construction and development loans	23,101	4.5	38,138	5.6	33,805	5.7	43,901	7.6	55,318	11.6
Commercial:
Commercial real estate	90,994	17.7	102,262	18.5	86,737	14.6	86,116	15.0	73,448	15.4
Multi-family	4,575	0.9	5,543	1.0	6,094	1.0	1,906	0.4	2,257	0.5
Other	9,349	1.8	9,665	1.8	11,849	2.0	12,819	2.2	11,920	2.5
Total adjustable-rate commercial loans	104,918	20.4	117,470	21.3	104,680	17.6	100,841	17.6	87,625	18.4
Consumer:
Home equity lines of credit	20,735	4.0	19,927	3.6	19,149	3.2	12,393	2.2	11,811	2.4
Second mortgages	--	--	--	--	--	--	--	--	26	--
Other	236	0.1	264	0.1	276	0.1	344	0.1	427	0.1
Total adjustable-rate consumer loans	20,971	4.1	20,191	3.7	19,425	3.3	12,737	2.3	12,264	2.5
Total adjustable-rate loans	$166,915	32.5%	$198,480	36.0%	$182,506	30.7%	$187,383	32.7%	$185,205	38.8%
Total loans(1)	$513,185	100.0%	$552,208	100.0%	$595,411	100.0%	$573,225	100.0%	$477,588	100.0%

(1)	Includes $9.3 million of fixed-rate, single-family residential loans held for sale at September 30, 2007.

Loan Maturity. The following table presents the contractual maturity of our loans at September 30, 2011.  The table does not include the effect of prepayments or scheduled principals amortization.  Loans having no stated repayment schedule or maturity and overdraft loans are reported as being due in one year or less.
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land Loans	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Total
	(Dollars in thousands)
Amounts due in:

One year or less	$190	$14,713	$1,662	$7,089	$-	$1,118	$300	$105	$26	$25,203
After one year through two years	669	-	-	3,209	200	332	-	378	132	4,920
After two years through three years	1,212	-	-	5,338	-	1,568	-	584	203	8,905
After three years through five years	4,276	3,754	928	25,416	932	141	72	1,831	179	37,529
After five years through ten years	30,511	6,693	132	70,045	3,813	3,753	-	14,121	-	129,068
After ten years through fifteen years	33,146	-	-	8,606	-	2,139	5,189	27,357	6	76,443
Beyond fifteen years	159,326	845	-	11,522	562	1,941	15,174	41,505	242	231,117
Total	$229,330	$26,005	$2,722	$131,225	$5,507	$10,992	$20,735	$85,881	$788	$513,185
Interest rate terms on amounts due after one year:
Fixed rate	$211,214	$4,251	$530	$39,056	$932	$1,636	$-	$85,776	$526	$343,921
Adjustable rate	17,926	7,041	530	85,080	4,575	8,238	20,435	-	236	144,061
Total	$229,140	$11,292	$1,060	$124,136	$5,507	$9,874	$20,435	$85,776	$762	$487,982

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

All of our single-family residential mortgage loans are written on standardized documents used by Freddie Mac and Fannie Mae.  We also utilize an automated loan processing and underwriting software system for our new single-family residential mortgage loans.  Property valuations of loans secured by real estate are undertaken by an independent third-party appraiser approved by our board of directors.  We do not originate, and at September 30, 2011 we had no, sub-prime loans in our portfolio.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate or construction and development loans, from other financial institutions in our market area.  Such participations are reviewed for compliance with our underwriting criteria before they are purchased.  We actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower.  At September 30, 2011, the largest loan participation interests from other institutions were comprised of seven loans to three borrowers and their affiliates, which had an outstanding balance of approximately $9.9 million.  Of those seven loans, four construction and development loans to three borrowers and their affiliates, which had an aggregate outstanding balance on our books of $5.2 million at September 30, 2011, were impaired and on non-accrual status at such date.  See “Asset Quality – Non-Performing Loans and Real Estate Owned.”

In addition, we also occasionally sell whole loans or participation interests in loans we originate.  We generally have sold participation interests in loans only when a loan would exceed our loans-to-one borrower limits.  Our loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus.  At September 30, 2011, our five largest outstanding loans to one borrower and related entities amounted to $9.0 million, $8.5 million, $8.4 million, $6.9 million and $5.6 million, respectively, and all of such loans were performing in accordance with their terms and complied with our loan to one borrower limit.  In addition, in an effort to improve our interest rate risk exposure, on occasion, we sell long-term (20 or 30 year term) fixed-rate single family residential mortgage loans to Freddie Mac and Fannie Mae while retaining the loan servicing rights for such loans.  We receive a fee for continuing to service such loans when they are sold, and such fees are recorded as non-interest income.

The loans receivable portfolio is segmented into residential loans, construction and development loans, commercial loans and consumer loans.  The residential loan segment has one class, one- to four-family first lien residential mortgage loans. The construction and development loan segment consists of the following classes: residential and commercial and land loans. Residential construction loans are made for the acquisition of and/or construction on a lot or lots on which a residential dwelling is to be built. Commercial construction loans are made for the purpose of acquiring, developing and constructing a commercial use structure.  The commercial loan segment consists of the following classes: commercial real estate loans, multi-family real estate loans, and other commercial loans, which are also generally known as commercial and industrial loans or commercial business loans. The consumer loan segment consists of the following classes: home equity lines of credit, second mortgage loans and other consumer loans, primarily unsecured consumer lines of credit.

The following table shows our loan origination, purchase and repayment activities for the periods indicated.

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Total gross loans at beginning of period	$552,208	$595,411	$573,225
Originations by type:
Residential mortgage	35,378	26,422	37,842
Construction and Development:
Residential and commercial	3,890	7,250	16,015
Land loans	36	40	318
Commercial:
Commercial real estate	3,146	28,354	32,494
Multi-family	494	45	10,431
Other	3,426	3,836	5,105
Consumer:
Home equity lines of credit	11,289	10,965	19,309
Second mortgages	6,719	6,952	6,103
Other	608	1,139	884
Total originations	64,986	85,003	128,501
Principal Repayments:
Residential mortgage	54,691	53,338	59,838
Construction and Development:
Residential and commercial	7,750	13,244	23,763
Land loans	235	287	1,612
Commercial:
Commercial real estate	7,387	25,519	24,167
Multi-family	1,335	3,095	2,727
Other	3,542	8,063	6,696
Consumer:
Home equity lines of credit	10,034	10,313	12,595
Second mortgages	28,848	25,935	27,250
Other	882	1,196	1,044
Total principal repayments	114,704	140,990	159,692
Net loan originations and principal repayments	(49,718)	(55,987)	(31,191)
Purchases:
Residential mortgage(1)	27,683	10,130	28,293
Construction and Development:
Residential and commercial	125	-	-
Consumer:
Home equity lines of credit	-	131	58
Second mortgages	4,560	11,098	31,964
Total purchased	32,368	21,359	60,315
Sales:
Residential mortgage	-	-	-
Construction and Development:
Residential and commercial	-	-	-
Other adjustments, net(2)	(21,673)	(8,575)	(6,938)
Net increase (decrease)	(39,023)	(43,203)	22,186
Total gross loans at end of period	$513,185	$552,208	$595,411

(1) Includes purchases of loans from our network of loan brokers.
(2) Reflects non-cash items related to transfers of loans to other real estate owned, recoveries and charge-offs.

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. At September 30, 2011, $229.3 million, or 44.7%, of our total loans consisted of single-family residential mortgage loans.

Our single-family residential mortgage loans generally are underwritten on terms and documentation conforming to guidelines issued by Freddie Mac and Fannie Mae.  Applications for one- to four-family residential mortgage loans are taken by our Business Development Officer and are accepted at any of our banking offices and are then referred to the lending department at our main office in order to process the loan, which consists primarily of obtaining all documents required by Freddie Mac and Fannie Mae underwriting standards, and completing the underwriting, which includes making a determination whether the loan meets our underwriting standards such that the Bank can extend a loan commitment to the customer.  We generally have retained for portfolio a substantial portion of the single-family residential mortgage loans that we originate.  We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 15 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.  At September 30, 2011, $17.9 million, or 7.8%, of our one- to four-family residential loans consisted of ARM loans.  We also offer “balloon” loans which are amortized on a 30 year schedule but become due at the fifth or seventh anniversary, bi-weekly mortgage loans and, until August 2008, for borrowers with credit scores exceeding 700, no income/no asset (“NINA”) loans.  Our NINA loans amounted to $2.4 million in the aggregate at September 30, 2011.  One NINA loan with an outstanding balance of $506,000 at September 30, 2011, was impaired and on non-accrual status at such date.

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

Construction and Development Loans. During fiscal 2010, we generally ceased originating any new construction and development loans.  Previously, we originated construction loans for residential and, to a lesser extent, commercial uses within its market area.  We generally limited construction loans to builders and developers with whom we had an established relationship, or who were otherwise known to officers of the Bank. The amount of our outstanding construction and development loans decreased to $28.7 million or 5.6% of total loans at September 30, 2011 from $33.4 million or 6.1% of total loans as of September 30, 2010. Our construction and development loans currently in the portfolio typically have variable rates of interest tied to the prime rate which improves the interest rate sensitivity of our loan portfolio.  At September 30, 2011, approximately 80.4% of our construction loans had variable rates of interest and 57.0% of such loans had two years or less in their remaining terms to maturity at such date.

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

Our loan portfolio included $2.7 million loans secured by unimproved real estate and lots (“land loans”), constituting 0.6% of total loans at September 30, 2011.  As previously indicated, we generally have ceased making any new land loans. Our three largest land loans, with outstanding balances of $762,000, $635,000 and $530,000, respectively, at September 30, 2011, comprised 70.8% of our land loans at such date.  These loans are to local developers for the purpose of acquiring raw land in Chester County, Pennsylvania, subdividing and improving such land and then selling the developed lots to nationally known homebuilders.  These loans have performed in accordance with their terms since their originations in 2005 and 2004, respectively.  We had no non-performing land loans at September 30, 2011. Two land loans in the aggregate amount of $1.2 million were classified as substandard at September 30, 2011.

Our construction and development loans also include loans made to consumers for the construction of their individual homes underwritten on a construction/permanent basis.  During the initial or construction phase, these loans require payment of interest only, which generally is tied to prime rate, as the home is being constructed.  Upon the earlier of the completion of construction or one year, these loans automatically convert to long-term (generally 30 years), amortizing, fixed-rate single-family mortgage loans.

Construction and development loans generally are considered to involve a higher level of risk than one-to four-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effect of economic conditions on developers, builders and projects. At September 30, 2011, the amounts outstanding on our five largest residential construction loans were approximately $1.4 million, $1.1 million, $1.1 million, $706,000 and $639,000.  At September 30, 2011, the amounts outstanding on our five largest commercial construction or development loans were $3.5 million, $3.3 million, $3.0 million, $2.0 million and $1.1 million.  The average size of our construction loans was approximately $619,000 at September 30, 2011.  Additional risk is also associated with construction lending because of the inherent difficulty in estimating both a property’s value at completion and the estimated cost (including interest) to complete a project. The nature of these loans is such that they are more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not pre-sold and thus pose a greater potential risk than construction loans to individuals on their personal residences.

In order to mitigate some of the risks inherent to construction lending, we inspect properties under construction, review construction progress prior to advancing funds, work with builders with whom we have established relationships, require annual updating of tax returns and other financial data of developers and obtain personal guarantees from the principals.  At September 30, 2011, $1.7 million, or 16.6%, of our allowance for loan losses was attributed to construction and development loans.  Our non-performing construction and development loans amounted to $6.6 million at September 30, 2011 compared to $1.4 million at September 30, 2010.  During the fiscal year ended September 30, 2011, we charged off a total of $1.3 million in construction and development loans including an $800,000 partial charge-off on a $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County. The remaining carrying value on such participation interest at September 30, 2011 was $1.9 million. In addition, we took a $400,000 partial charge-off on a $2.4 million participation interest in a construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey reducing our carrying value to $2.0 million at September 30, 2011.   See “Asset Quality – Non-Performing Assets and Real Estate Owned.”  In addition to our non-performing construction and development loans, at September 30, 2011 and 2010, we had $1.2 million in construction and development loans that were performing troubled debt restructurings.

Commercial Lending.  During fiscal 2010, the Company generally ceased originating new commercial real estate, multi-family real estate mortgage loans, or commercial business loans and we are no longer purchasing whole loans or participation interests in commercial loans from other financial institutions.  The Supervisory Agreement, which became effective in October 2010, prohibits the Bank from originating or purchasing any new commercial real estate loans or commercial and industrial loans except for refinancing, extending or modifying existing loans where no new funds are advanced and except with the prior written non-objection of the OCC.

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

At September 30, 2011, our loans secured by commercial real estate amounted to $131.2 million and constituted 25.5% of our total loans at such date.  During the year ended September 30, 2011, the commercial real estate loan portfolio decreased by $11.9 million, or 8.3% due primarily to our ceasing, with certain exceptions, originations of new commercial real estate loans.  As previously indicated, the Supervisory Agreement executed in October 2010 prevents us from making, investing in or purchasing any new multi-family residential loans, commercial real estate loans and/or commercial and industrial loans without the prior written non-objection of the OCC (or, prior to July 21, 2011, the OTS), other than with respect to any refinancing, extension or modification of an existing loan where no new funds are advanced.  In addition to loan payoffs and normal amortization, the reduction of our commercial loan portfolio during fiscal 2011 reflects charge-offs of $2.5 million of commercial real estate loans and the transfer of $6.5 million in commercial real estate loans to other real estate owned (“REO”) during the fiscal year ended September 30, 2011.

Our commercial real estate loan portfolio consists primarily of loans secured by office buildings, retail and industrial use buildings, strip shopping centers, mixed-use and other properties used for commercial purposes located in its market area.  Loans in our commercial real estate portfolio tend to be in an amount less than $3.0 million but will occasionally exceed that amount. At September 30, 2011, the average amount outstanding on our commercial real estate loans was $442,000.  The five largest commercial real estate loans outstanding were $7.6 million, $5.5 million, $4.5 million, $4.5 million and $4.3 million at September 30, 2011. During the year ended September 30, 2011, the average yield on our commercial real estate loans was 5.8% compared to 5.3% for our single-family residential mortgage loans.  Commercial real estate loans are much more likely to have adjustable interest rates than single-family residential mortgage loans, which adds to the interest rate sensitivity of commercial real estate loans and makes them attractive.  At September 30, 2011, approximately 69.3% of our commercial real estate loans had adjustable interest rates compared to 7.8% of our single-family residential mortgage loans with adjustable rates at such date.

Although terms for commercial real estate and multi-family loans vary, our underwriting standards generally allow for terms up to 10 years with the interest rate being reset in the fifth year and with monthly amortization not greater than 25 years loan and loan-to-value ratios of not more than 75%. Interest rates are either fixed or adjustable, based upon the prime rate plus a margin, and fees ranging from 0.5% to 1.50% are charged to the borrower at the origination of the loan.  Prepayment fees are charged on most loans in the event of early repayment. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family real estate loans.

At September 30, 2011, our loan portfolio included $5.5 million of multi-family (more than four units) loans, constituting 1.1% of our total loans at such date.  The two largest multi-family loans, with outstanding balances of $1.9 million and $932,000, respectively, at September 30, 2011, comprised 51.4% of our multi-family loans at such date.  These loans are for properties located in Chester County and Delaware County, Pennsylvania, respectively.  As of September 30, 2011 we had no non-accruing multi-family loans. All the multi-family loans have performed in accordance with their terms, although one additional multi-family loan, with an outstanding balance of $597,000, was classified as substandard as of September 30, 2011.

Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.  As of September 30, 2011, $1.8 million or 1.4% of our commercial real estate mortgage loans were on non-accrual status and an aggregate of $16.3 million of our commercial real estate loans at such date were classified for regulatory reporting purposes with $16.1 million classified substandard and $225,000 classified doubtful.  See “Asset Quality – Asset Classification.”  As of September 30, 2011, $4.2 million, or 41.4% of our allowance for loan losses was allocated to commercial real estate mortgage loans.  In addition, at September 30, 2011 we held $4.4 million of commercial real estate as real estate owned.  See “Asset Quality – Non-Performing Assets and Real Estate Owned.”  During the fiscal year ended September 30, 2011, we charged off an aggregate of $2.5 million in commercial real estate loans.  In addition to our non-performing commercial real estate loans and commercial real estate owned, we had $7.9 million and $7.7 million of commercial real estate loans deemed performing troubled debt restructurings at September 30, 2011 and 2010, respectively.

At September 30, 2011, we had $11.0 million in commercial business loans (2.1% of gross loans outstanding). Our commercial business loans generally are made to small to mid-sized businesses located in our market area.  The commercial business loans in our portfolio assist us in our asset/liability management since they generally provide shorter maturities and/or adjustable rates of interest in addition to generally having higher rates of return which are designed to compensate for the additional credit risk associated with these loans. The commercial business loans which we originated may be either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.  At September 30, 2011, the average balance of our commercial business loans was $204,000.  As previously indicated, the Supervisory Agreement prevents us from making, investing in or purchasing any new commercial business loans (which are referred to as commercial and industrial loans in such agreement) without the prior written non-objection of the OTS (now, the OCC), other than with respect to any refinancing, extension or modification of an existing loan where no new funds are advanced.

Generally, commercial business loans are characterized as having higher risks associated with them than single-family residential mortgage loans.  As of September 30, 2011, we had two non-accruing commercial business loans with an aggregate balance of $229,000. At such date, $317,000 or 3.1% of the allowance for loan losses was allocated to commercial business loans.  During the past five fiscal years, we have charged off an aggregate of $282,000 of commercial business loans.

Prior to our cessation of new originations of commercial real estate, multi-family residential and commercial business loans, various aspects of a commercial real estate, multi-family loan and commercial business loan transactions were evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration was given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, our practice in recent periods was to impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125%.  We also would evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans.  Our consumer loans amounted to $107.4 million or 21.0% of our total loan portfolio at September 30, 2011.  The largest components of our consumer loans are loans secured by second mortgages, consisting primarily of home equity loans, which amounted to $85.9 million at September 30, 2011, and home equity lines of credit, which amounted to $20.7 million at such date.  Our consumer loans also include automobile loans, unsecured personal loans and loans secured by deposits.  Consumer loans are originated primarily through existing and walk-in customers and direct advertising and, with respect to second mortgages and home equity lines of credit, through our broker network.

Our home equity lines of credit are variable rate loans tied to the prime rate.  Our second mortgages may have fixed or variable rates, although they generally have had fixed rates in recent periods.  Our second mortgages have a maximum term to maturity of 20 years.  Both our second mortgages and our home equity lines of credit generally are secured by the borrower’s primary residence.  However, our security generally consists of a second lien on the property.  Our lending policy provides that our home equity loans have loan-to-value ratios of 85% or less when combined with any Malvern Federal Savings Bank’s first mortgage.  Our lending policy also provides that our home equity loans have loan-to-value ratios of 80% or less when combined with any first mortgage with any other financial institution.   The maximum loan-to-value ratio on our home equity lines of credit is 80%. We offer home equity lines on a revolving line of credit basis, with interest tied to the prime rate.  At September 30, 2011, the unused portion of our home equity lines of credit was $23.7 million.

Consumer loans generally have higher interest rates and shorter terms than residential loans; however, they have additional credit risk due to the type of collateral securing the loan or in some case the absence of collateral.  In the year ended September 30, 2011, we charged-off $3.9 million of consumer loans. As a result of the recent declines in the market value of real estate and the deterioration in the overall economy, we are continuing to evaluate and monitor the credit conditions of our consumer loan borrowers and the real estate values of the properties securing our second mortgage loans as part of our on-going efforts to assess the overall credit quality of the portfolio in connection with our review of the allowance for loan losses. As of September 30, 2011, we had an aggregate of $1.4 million of non-accruing second mortgage loans and home equity lines of credit, representing a decrease of $3.1 million over the amount of non-accruing second mortgage loans and home equity lines of credit at September 30, 2010.  At September 30, 2011, $2.2 million of our consumer loans were classified as substandard and we had no doubtful consumer loans.  At September 30, 2011, an aggregate of $2.4 million of our allowance for loan losses was allocated to second mortgages and home equity lines of credit.

Loan Approval Procedures and Authority. Our board of directors establishes the Bank’s lending policies and procedures.  Our Lending Policy Manual is reviewed on at least an annual basis by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors.  All loan modifications must be approved by our board of directors.

All loans in excess of $200,000 and all loans which are approved as an exception to our standard loan underwriting policies and procedures must be approved by the Bank’s Board of Directors after such loans are recommended for approval by the Property and Loan Committee of the Board of Directors.  Our Chief Lending Officer is authorized to approve residential mortgage loans up to $200,000.  Commercial loans in amounts up to $200,000 must be approved by two designated commercial loan officers and consumer loans in excess of $100,000 but not exceeding $200,000 must be approved by a designated consumer loan officer and our Chief Lending Officer. Consumer loans under $100,000 can be approved by one designated loan officer.

Asset Quality

General.  One of our key objectives is to improve asset quality. Given the stagnant economy and its effects on our market area, the increased levels of our classified and non-performing assets and the provisions of the Supervisory Agreement, we have become much more proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

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

We account for our impaired loans under accounting principles generally accepted in the United States of America (“U.S. GAAP”).  An impaired loan generally is one for which it is probable, based on current information, that the lender will not collect all the amounts due under the contractual terms of the loan.  Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment.  Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans.  These loans are evaluated as a group because they have similar characteristics and performance experience.  Larger commercial and construction loans are individually evaluated for impairment.  Our impaired loans amounted to $14.9 million and $16.0 million at September 30, 2011 and 2010, respectively.

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

A savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators which can order the establishment of additional general or specific loss allowances.  The Federal banking agencies, have adopted an interagency policy statement on the allowance for loan and lease losses.  The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.  Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.  Our management believes that, based on information currently available, the Company’s allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date.  However, actual losses are dependent upon future events and, as such; further additions to the level of allowances for loan losses may become necessary.

We review and classify assets on a monthly basis and the board of directors is provided with monthly reports on our classified assets.  We classify assets in accordance with the management guidelines described above. For regulatory reporting purposes assets classified as “substandard” were $39.8 million, including $8.3 million of other real estate owned, and $38.2 million, at September 30, 2011 and 2010, respectively. We had $1.1 million in assets classified doubtful at September 30, 2011 compared to $3.3 million at September 30, 2010.  Assets designated as “special mention” totaled $12.7 million at September 30, 2011 compared to $16.7 million at September 30, 2010.  We attribute the improvement in the aggregate amount of our classified assets and assets designated special mention at September 30, 2011 compared to September 30, 2010 primarily to our enhanced loan monitoring, collection and charge-off efforts combined with the reduced size of our loan portfolio. Our efforts appear to have had some positive effect against the continuing impact of the lackluster economy on our borrowers, the increase in unemployment in the local economy and declining valuations in the collateral securing loans.  We had no loans classified as loss at September 30, 2011 or 2010.

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

Delinquent Loans.  The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	At September 30, 2011 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	6	$759	28.0%	13	$2,866	22.2%	19	$3,625	23.2%
Construction and Development:
Residential and commercial	-	-	-	7	6,617	51.2	7	6,617	42.4
Commercial:
Commercial real Estate	1	195	7.2	3	1,765	13.7	4	1,960	12.5
Other	1	22	0.8	2	229	1.8	3	251	1.6
Consumer:
Home equity lines of credit	1	16	0.6	2	61	0.5	3	77	0.5
Second mortgages	24	1,701	62.8	17	1,377	10.6	41	3,078	19.7
Other	2	16	0.6	-	-	-	2	16	0.1
Total	35	$2,709	100.0%	44	$12,915	100.0%	79	$15,624	100.0%

	At September 30, 2010 Loans Delinquent For:
	31-89 Days			90 Days and Over			Total Delinquent Loans
	Number	Amount	Percent of Total Delinquent Loans 31-89 Days	Number	Amount	Percent of Total Delinquent Loans 90 Day and Over	Number	Amount	Percent of Total Delinquent Loans Greater Than 30 Days
	(Dollars in thousands)
Residential mortgage	12	$1,678	38.9%	20	$8,354	42.1%	32	$10,032	41.5%
Construction and Development:
Residential and commercial	-	-	-	1	1,393	7.0	1	1,393	5.8
Commercial:
Commercial real Estate	1	776	18.0	8	4,476	22.5	9	5,252	21.7
Multi-family	-	-	-	1	1,093	5.5	1	1,093	4.5
Other	1	209	4.8	-	-	-	1	209	0.9
Consumer:
Home equity lines of credit	1	37	0.9	6	457	2.3	7	494	2.0
Second mortgages	29	1,608	37.3	45	4,085	20.6	74	5,693	23.6
Other	3	3	0.1	2	3	-	5	6	-
Total	47	$4,311	100.0%	83	$19,861	100.0%	130	$24,172	100.0%

Non-Performing Loans and Real Estate Owned.  The following table sets forth non-performing assets and performing troubled debt restructurings which are neither non-accruing nor more than 90 days past due and still accruing in our portfolio at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest for the periods shown.  Troubled debt restructurings are loans which are modified in a manner constituting a concession to the borrower, such as forgiving a portion of interest or principal making loans at a rate materially less than that of market rates, when the borrower is experiencing financial difficulty.

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$2,866	$8,354	$3,809	$1,402	$461
Construction and Development:
Residential and commercial	6,617	1,393	7,086	1,695	-
Commercial:
Commercial real estate	1,765	4,476	785	4,050	661
Multi-family	-	1,093	-	-	-
Other	229	-	35	561	780
Consumer:
Home equity lines of credit	61	457	407	205	14
Second mortgages	1,377	4,085	2,072	672	351
Other	-	3	1	-	-
Total non-accruing loans	12,915	19,861	14,195	8,585	2,267
Accruing loans delinquent more than 90 days past due	-	-	-	-	-
Real estate owned and other foreclosed assets:
Residential mortgage	3,872	1,538	1,568	230	227
Construction and Development:
Residential and commercial	-	1,085	196	-	-
Commercial:
Commercial real estate	4,415	2,602	4,006	-	-
Multi-family	-	70	-	-	-
Other	34	20	20	-	-
Consumer:
Second mortgages	-	-	85	-	-
Total	8,321	5,315	5,875	230	227
Total non-performing assets	$21,236	$25,176	$20,070	$8,815	$2,494
Performing troubled debt-restructurings:
Residential mortgage	1,049	2,277	-	-	-
Construction and Development:
Land loans	1,160	1,170	-	-	-
Commercial:
Commercial real estate	7,919	7,742	25	103	121
Multi-family	-	612	-	-	-
Other	175	175	-	-	-
Consumer:
Home equity lines of credit	37	-	-	-	-
Total performing troubled debt restructurings	10,340	11,976	25	103	121
Total non-performing assets and performing troubled debt restructurings	$31,576	$37,152	$20,095	$8,918	$2,615
Ratios:
Total non-accrual loans as a percent of gross loans	2.52%	3.60%	2.38%	1.52%	0.51%
Total non-performing assets as a percent of total asset	3.19%	3.49%	2.90%	1.38%	0.45%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	4.74%	5.16%	2.91%	1.39%	0.47%

The Supervisory Agreement required the Bank to develop and implement a written plan, with specific strategies, targets and timeframes, to reduce the amounts of its non-performing assets, real estate owned, classified assets and assets designated special mention (collectively, “problem assets”). The Bank also is required to develop specific workout plans for each problem asset, or group of loans to any one borrower, in an amount of $500,000 or greater.  The Supervisory Agreement also required the Bank to retain a qualified, full-time loan workout specialist to implement the above-described loan workout plans During the fiscal year ended September 30, 2011, the Bank established a Credit Review Department designed to improve the tracking, reporting and early recognition of problem assets. Additional staffing added during fiscal year 2011 included a chief credit officer, loss mitigation specialist and real estate owned coordinator.

At September 30, 2011, our total non-performing assets amounted to $21.2 million, a decrease of $3.9 million compared to our total non-performing assets at September 30, 2010.  Included in our non-performing assets at September 30, 2011 were 13 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $2.9 million at such date, and 19 non-accruing second mortgage and home equity loans, with an aggregate outstanding balance of $1.4 million. Our non-performing loans at September 30, 2011, also included the following significant items.

●
A $1.4 million participation interest in a construction and development loan for a retirement community located in Montgomery County, Pennsylvania. This loan was placed on non-accrual status in August 2009 and we recorded a partial charge-off in the amount of $2.9 million in fiscal year ended September 30, 2010, based on a September 2010 appraisal, reducing the carrying value of this loan from $4.3 million to $1.4 million. The borrower entered into an agreement of sale with respect to this property in August 2011. Settlement for the sale of this property occurred in November 2011 at which time the Company received a payment of $2.5 million, of which $1.4 million was applied to the carrying value of the loan with the remaining $1.1 million in proceeds recorded as a recovery to the allowance for loan losses during the first quarter of fiscal 2012.

●
A $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania. Since the loan was originated in December 2007, a total of 64 units have been built of which 35 have been sold, with 29 units being marketed for sale. This loan was placed on non-accrual status in June 2011 and was 153 days past due at September 30, 2011.  During the quarter ended September 30, 2011, we recorded a partial charge-off in the amount of $800,000 based on an updated appraisal, and we received a principal repayment in the amount of $300,000, reducing our loan carrying value to $1.9 million at September 30, 2011. The borrower recently pledged additional real estate collateral as part of a loan modification plan which is expected to be finalized and signed by all parties during the December 2011 quarter. No additional loss is expected based on the anticipated terms of this agreement.

●
A $2.4 million participation interest in a $14.3 million construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This loan was placed on non-accrual status in June 2011 and was 184 days past due at September 30, 2011.  During the quarter ended September 30, 2011, we recorded a partial charge-off in the amount of $400,000 based on an updated appraisal, reducing our loan carrying value to $2.0 million. The borrower has received the necessary zoning approvals from the township and is working to obtain signed letters of intent to occupy space in the development from two nationally known entities.  The lead lender is continuing its efforts to negotiate a resolution strategy for this loan.  It is expected that the loan will be repaid during fiscal 2012 with no additional loss.

●
A $1.3 million commercial real estate loan on a mixed use (warehouse and self-storage rental units) property located in Chester County, Pennsylvania, which was placed on non-accrual status in February 2011. This loan is expected to become current during fiscal year 2012 as the borrower continues to make additional payments to bring this loan current.

For the year ended September 30, 2011, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $1.3 million.  The amount that was included in interest income on such loans was $342,000 for the year ended September 30, 2011.

Our non-performing assets include REO in addition to non-performing loans.  At September 30, 2011, our total REO amounted to $8.3 million, an increase of $3.0 million compared to total REO at September 30, 2010. The $3.0 million increase in REO at September 30, 2011 compared to September 30, 2010, was due to $12.5 million in additions in REO during fiscal 2011, which included an aggregate of $4.9 million for 16 single-family residential properties, 15 commercial real estate properties in the aggregate amount of $6.5 million and one multi-family property in the amount of $1.1 million at September 30, 2011.  Partially offsetting these additions to REO during fiscal 2011 were $7.0 million of sales of REO, at a net gain of $23,000, and $2.5 million in reductions to REO fair values which are reflected in other REO expense during fiscal 2011. Our REO at September 30, 2011 included the following significant items.

●
A $2.3 million single-family residential property and adjoining lot located in Montgomery County, Pennsylvania which was acquired as real estate owned in March 2011. We recorded an $806,000 charge-off of this property in the second quarter of fiscal 2011 and we took an additional $227,000 write down in the fourth quarter of fiscal 2011. This property had a carrying value of $1.3 million at September 30, 2011. We sold this REO property in November 2011 at a slight gain.

●
Nine separate properties located in the greater Philadelphia market area which were acquired as REO in July 2011 and which previously secured three separate commercial real estate loans to one borrower with an aggregate carrying value of $3.4 million at the time of foreclosure (which was net of $658,000 in charge-offs to the ALLL taken on the loans prior to foreclosure).  The properties consist of various types and usages and include an industrial building in Philadelphia used to process and fabricate marble and granite, three mixed-use (retail space and apartments) buildings in Philadelphia, one building with six retail units in Philadelphia and one mixed-use (eight apartment units and one office) in Norristown, Pennsylvania. We recorded $420,000 in write-downs to these properties during fiscal 2011 and their aggregate carrying value was $3.0 million at September 30, 2011.  We are marketing these properties for sale and have entered into an aggregate of sale with respect to one property which had a carrying value of $79,000 at September 30, 2011.

●
Ten separate single-family residential rental properties which previously secured loans to one borrower with an aggregate carrying value in the amount of $1.5 million at September 30, 2011 were acquired as real estate owned in September 2011. Five of these properties are located in Chester, Pennsylvania, three properties are located in Claymont, Delaware, one is located in Wilmington, Delaware, and one property is located in Morgantown, Pennsylvania. These properties are in the process of being marketed for sale.

●
Two parcels of mixed-use real estate located in Franklin County, Pennsylvania and woodworking equipment on site was acquired as real estate owned in September 2011. This property had a carrying value $585,000 at September 30, 2011 and is being marketed for sale.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At September 30, 2011 our total performing troubled debt restructurings amounted to $10.3 million compared to $12.0 million of performing troubled debt restructurings at September 30, 2010. Our performing troubled debt restructurings at September 30, 2011 included the following significant items.

●
A total of five loans to one borrower with an aggregate outstanding balance of $787,000 at September 30, 2011 collateralized by single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months as well as a modification to the interest rate. All of these loans have remained current under their restructured terms. During the first quarter of fiscal 2012, all of these loans converted back to their original terms and interest rates.

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at September 30, 2011 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $1.9 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania and the other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to require payments of interest only and they have been performing in accordance with their terms since October 2010. These loans are in the process of being refinanced by another financial institution are expected to be repaid during the March 2012 quarter.

●
Two loans with an aggregate outstanding balance of $1.8 million at September 30, 2011 collateralized by first mortgages on four commercial real estate properties located in Pottstown, Pennsylvania. As a result of reduced net cash flows on the property due to increased vacancies, on December 1, 2010 the Bank restructured the loans to interest only until January 1, 2012, when the payments will convert to principal and interest. The borrower has been paying as agreed under the terms of the existing restructured agreement. However, we understand that net cash flow continues to be an issue for the borrower.

●
One loan to one borrower with an outstanding balance in the amount of $1.4 million at September 30, 2011 on a commercial real estate mixed use (warehouse and office space) property located in Delaware County, Pennsylvania. As a result of slow sales, the borrower was experiencing financial difficulties and on April 1, 2011 the Bank agreed to restructure the loan from its original terms to interest only until October 1, 2011.  The borrower has been paying as agreed under the terms of the restructuring and began making principal and interest payments in October 2011. The borrower is expected to continue to pay as agreed.

●
One commercial real estate loan to one borrower with an outstanding balance in the amount of $2.8 million at September 30, 2011 secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania. Since the project was completed in April 2010, a total of 275 units have been rented, with 145 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring of interest only payments as well as a rate concession and is expected to continue to pay as agreed.

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

We made a provision for loan losses of $12.4 million for the fiscal year ended September 30, 2011 compared to $9.4 million in the year ended September 30, 2010.  During the fiscal year ended September 30, 2011, our total charge-offs to the allowance for loan losses amounted to $10.6 million which included the following significant items.

●
A partial charge-off in the amount of $658,000 on three separate commercial real estate loans totaling $4.1 million made to one borrower secured by a first mortgage on each of three mixed use (retail space and apartments) buildings, one building with six retail rental units, one industrial building used to process and fabricate  marble/granite and three apartment buildings (approximately 23 units) located in Philadelphia, Pennsylvania, and one mixed use building (apartments and a one unit office space) located in Norristown. We subsequently foreclosed on these loans and the collateral properties formerly securing them were recorded as real estate owned at September 30, 2011.

●
A partial charge-off in the amount of $1.1 million with respect to a commercial real estate loan secured by equipment and two parcels of mixed-use real estate located in Franklin County, Pennsylvania. We subsequently foreclosed on this loan and the collateral property formerly securing this loan was recorded as real estate owned at September 30, 2011 with a carrying value of $585,000.

●
An $806,000 partial charge-off of a single-family residential mortgage loan secured by a house and adjoining lot located in Montgomery County, Pennsylvania.  We foreclosed on this loan in March 2011 and the REO property had a carrying value of $1.3 million at September 30, 2011. This property was sold in November 2011 at a slight gain.

●
An $800,000 partial charge-off on a $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County. With the receipt of an additional principal repayment in the amount of $300,000, our loan balance at September 30, 2011 was $1.9 million. As of November 2011, the participating banks are in the process of working on an agreement with a third party to purchase the note.  The borrower recently pledged additional real estate collateral as part of a loan modification plan which is expected to be finalized and signed by all parties during March 2012. No additional loss is expected based on the anticipated terms of this agreement.

●
A $400,000 partial charge-off on a $2.4 million participation interest in a non-performing construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey, reducing our loan carrying value to $2.0 million at September 30, 2011. The lead lender and participants are continuing to work with the developer towards a satisfactory resolution of this loan.

●
A total of 52 consumer second mortgage loans had full or partial charge-offs in the aggregate amount of $3.7 million during the fiscal year ended September 30, 2011. The primary reason for these charge-offs, which also included some short sales, was the decline in both the economy and reduced property values in the collateral securing these loans. Approximately $3.0 million of these charge-offs, or 40 loans, occurred during the first and second quarters of fiscal 2011.

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

The following table sets forth an analysis of our allowance for loan losses.

	September 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at binning of period	$8,157	$5,718	$5,505	$4,541	$3,393
Provision for loan losses	12,392	9,367	2,280	1,609	1,298
Charge-offs:
Residential mortgage	2,478	824	124	144	-
Construction and Development:
Residential and commercial	1,307	4,133	-	-	-
Commercial:
Commercial real estate	2,460	927	1,760	90	-
Multi-family	164	525	-	-	-
Other	278	-	-	4	-
Consumer:
Home equity lines of credit	166	168	-	-	-
Second mortgages	3,691	334	153	393	135
Other	6	22	60	19	25
Total charge-offs	10,550	6,933	2,097	650	160
Recoveries:
Residential mortgage	1	-	-	-	-
Construction and Development:
Residential and commercial	-	-	25	-	-
Commercial:
Commercial real estate	1	-	-	-	-
Multi-family	1	1	-	-	-
Other	5	-	-	-	-
Consumer:
Home equity lines of credit	3	-	-	-	-
Second mortgages	82	-	-	2	3
Other	9	4	5	3	7
Total recoveries	102	5	30	5	10
Net charge-offs	$10,448	6,928	2,067	645	150
Balance at end of period	$10,101	$8,157	$5,718	$5,505	$4,541
Ratios:
Ratio of allowance for loan losses to non-accrual loans	78.21%	41.07%	40.28%	64.12%	200.31%
Ratio of net charge-offs to average loans outstanding	1.97%	1.19%	0.35%	0.12%	0.03%
Ratio of net charge-offs to total allowance for loan losses	103.43%	84.93%	36.15%	11.72%	3.30%

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	September 30,
	2011			2010			2009			2008			2007
	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	Percent of Allowance to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars In Thousands)

Residential mortgage	$1,458	14.4%	44.7%	$1,555	19.1%	41.8%	$1,307	22.9%	42.4%	$827	15.0%	43.3%	$552	12.2%	40.4%
Construction and Development:
Residential and commercial	1,627	16.1	4.9	689	8.4	5.5	1,558	27.3	6.3	873	15.9	7.9	673	14.8	12.4
Land Loans	49	0.5	0.6	63	0.8	0.6	57	1.0	0.6	79	1.4	0.8	117	2.6	1.4
Commercial:
Commercial real estate	4,176	41.4	25.7	2,741	33.6	25.9	1,244	21.8	24.0	2,032	36.9	24.2	1,809	39.8	22.7
Multi-family	49	0.5	1.1	191	2.3	1.2	48	0.8	1.6	10	0.2	0.3	11	0.2	0.5
Other	317	3.1	2.1	303	3.7	2.1	298	5.2	2.6	335	6.1	3.0	386	8.5	3.3
Consumer:
Home equity lines of credit	220	2.2	4.0	284	3.4	3.6	284	4.9	3.2	122	2.2	2.2	91	2.0	2.5
Second mortgages	2,154	21.3	16.7	2,264	27.8	19.1	889	15.6	19.1	1,131	20.6	18.1	734	16.2	16.5
Other	16	0.2	0.2	22	0.3	0.2	25	0.4	0.2	26	0.5	0.2	30	0.7	0.3
Total allocated	10,066	99.7	100.0	8,112	99.4	100.0	5,710	99.9	100.0	5,435	98.8	100.0	4,403	97.0	100.0
Unallocated	35	0.3	-	45	0.6	-	8	0.1	-	70	1.2	-	138	3.0	-
Balance at end of period	$10,101	100.0%	100.0%	$8,157	100.0%	100.0%	$5,718	100.0%	100.0%	$5,505	100.0%	100.0%	$4,541	100.0%	100.0%

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

Our investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate risk or credit risk, to complement our lending activities and to provide and maintain liquidity.

At September 30, 2011, our investment and mortgage-backed securities amounted to $78.2 million in the aggregate or 11.7% of total assets at such date.  Our securities portfolio is comprised of mortgage-backed pass-through securities, as well as collateralized mortgage obligations, which amounted to $40.8 million or 52.1% of the securities portfolio at September 30, 2011, and U.S. government and agency obligations, municipal securities, corporate debt obligations and other securities.  Our agency debt securities often have call provisions which provide the agency with the ability to call the securities at specified dates. We typically invest in securities with relatively short terms to maturity (less than 10 years).  At September 30, 2011, $24.0 million of our investment securities had contractual maturities of one year or less and the estimated duration of our mortgage-backed securities portfolio was 3.5 years at such date.

At September 30, 2011, we had an aggregate of $312,000 in gross unrealized losses on our investment securities portfolio available for sale.  Securities are evaluated on a quarterly basis, and more frequently when market conditions warrant such an evaluation, to determine whether a decline in their value is other-than-temporary. To determine whether a loss in value is other-than-temporary, management utilizes criteria such as the reasons underlying the decline, the magnitude and duration of the decline and whether or not management intends to sell or expects that it is more likely than not that it will be required to sell the security prior to an anticipated recovery of the fair value. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value for a debt security is determined to be other-than-temporary, the other-than-temporary impairment is separated into (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and (b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income. For equity securities, the full amount of the other-than-temporary impairment is recognized in earnings.  Held to maturity securities are accounted for based upon the historical cost of the security.  Available for sale securities can be sold at any time based upon needs or market conditions.  Available for sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax, reflected in shareholders’ equity as accumulated other comprehensive income.  At September 30, 2011, we had $74.4 million of securities classified as available for sale, $3.8 million of securities classified as held to maturity and no securities classified as trading account.

We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor do we purchase corporate obligations which are not rated investment grade or better.

Our mortgage-backed securities consist primarily of mortgage pass-through certificates and collateralized mortgage obligations issued by the Government National Mortgage Association (“GNMA” or “Ginnie Mae”), Fannie Mae or Freddie Mac.  At such date, all of our mortgage-backed securities and collateralized mortgage obligations were issued by GNMA, FNMA or FHLMC, and we held no mortgage-backed securities from private issuers.  We do not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase.

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

In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and industry analysts’ reports.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2011 represents other-than-temporary impairment.

At September 30, 2011, we owned one single issuer trust preferred security, which security had an unrealized loss of $210,000 at such date, compared to $241,000 at September 30, 2010.  Historic changes in the economy, in interest rates and the ability to price trust preferred securities caused wide fluctuations in the market value and pricing of this security during fiscal year 2011. However, during the fiscal year ended September 30, 2011, slight signs of improvement occurred that seem to have translated into some degree of stabilization in this market. The Company has continued to receive contractual payments in a timely manner and management expects to continue to receive timely payments in the future based on the credit rating and performance of the issuer. On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.

Investment Securities Portfolio, Maturities and Yields.  The following table sets forth the scheduled maturities, amortized cost and weighted average yields for our investment portfolio, at September 30, 2011.  Due to repayments of the underlying loans, the average life maturities of mortgage-backed and asset-backed securities generally are substantially less than the final maturities.

The composition and maturities of the investment securities portfolio are indicated in the following table.

	One year or less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available for Sale Securities:
U.S. government agencies and obligations(1)	$21,234	1.56%	$11,137	1.49%	$999	3.66%	$-	-%	$33,370	$33,452	1.60%
State and municipal obligations	150	2.20	807	2.39	(5)	-	-	-	952	963	2.37
Mortgage-backed securities	614	2.35	33,135	2.04	1,373	2.81	1,228	4.50	36,350	36,970	2.16
Single issuer trust preferred security	1,000	0.88	-	-	-	-	-	-	1,000	790	0.88
Corporate debt securities	932	1.84	1,253	1.71	-	-	-	-	2,185	2,214	1.76
Total AFS	23,930	1.57	46,332	1.91	2,367	2.82	1,228	4.12	73,857	74,389	1.88
Held to Maturity Securities:
Mortgage-backed securities	62	2.66	141	2.25	91	5.69	3,503	4.67	3,797	4,024	4.57
Total HTM	62	2.66	141	2.25	91	5.69	3,503	4.67	3,797	4,024	4.57
Total debt securities	$23,992	1.57%	$46,473	1.91%	$2,458	3.00%	$4,731	4.46%	$77,654	$78,413	2.01%

(1) Includes FHLB notes.

The following table sets forth the composition of the Company’s investment portfolio at the dates indicated.

	At September 30,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
U.S. government obligations	$4,998	$5,010	$4,997	$4,997	$999	$1,011
U.S. government agencies(1)	28,372	28,442	15,705	15,754	8,946	9,042
State and municipal obligations	952	963	1,199	1,207	1,768	1,759
Corporate debt securities	2,185	2,214	1,451	1,475	1,288	1,326
Single issuer trust preferred security	1,000	790	1,000	759	1,000	638
Mortgage-backed securities:
Federal Home Loan Mortgage Association	3,397	3,589	4,808	5,027	7,072	7,268
Federal Home Loan Mortgage Corporation	968	1,016	1,324	1,385	1,774	1,830
Government National Mortgage Association	147	151	165	169	203	206
Collateralized mortgage obligations	31,838	32,214	9,798	9,946	4,015	4,018
Total available for sale	73,857	74,389	40,447	40,719	27,065	27,098
Securities held to maturity:
Mortgage-backed securities:
Government National Mortgage Association	232	241	266	275	300	307
Federal Home Loan Mortgage Association	3,565	3,783	4,450	4,650	4,542	4,635
Total held to maturity	3,797	4,024	4,716	4,925	4,842	4,942
Total investment securities	$77,654	$78,413	$45,163	$45,644	$31,907	$32,040

 (1) Includes FHLB notes.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from sales of loans, cash flows generated from operations and Federal Home Loan Bank advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms.  Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts.  At September 30, 2011, 43.3% of the funds deposited with Malvern Federal Savings were in core deposits, which are deposits other than certificates of deposit.

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

Malvern Federal Savings uses traditional means of advertising its deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area.  In recent years, we have emphasized the origination of core deposits.  While we have not engaged in the use of brokered deposits as a source of funds, as a result of the Supervisory Agreement, we are prohibited from using brokered deposits in the future without the prior written non-objection of the OCC.

We do not actively solicit certificate accounts in excess of $250,000, known as “jumbo CDs,” or use brokers to obtain deposits.  At September 30, 2011, our jumbo CDs amounted to $19.2 million, of which $5.8 million are scheduled to mature within twelve months.  At September 30, 2011, the weighted average remaining maturity of our certificate of deposit accounts was 26.9 months.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At September 30,
	2011		2010		2009
	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits	Amount	Percent of Total Deposits
	(Dollars in thousands)
Deposit Types:
Savings	$45,067	8.1%	$42,385	7.1%	$39,554	7.7%
Money market	86,315	15.6	80,980	13.5	58,401	11.3
Interest bearing demand	88,722	16.0	83,365	14.0	95,720	18.5
Non-interest bearing demand	19,833	3.6	18,503	3.1	19,314	3.7
Total core deposits	239,937	43.3	225,233	37.7	212,989	41.2
Time deposits with original maturities of:
Three months or less	834	0.1	884	0.2	893	0.2
Over three months to six months	7,513	1.4	10,585	1.8	16,294	3.2
Over six months to twelve months	8,688	1.6	29,917	5.0	45,607	8.8
Over twelve months	297,483	53.6	330,239	55.3	240,728	46.6
Total time deposits	314,518	56.7	371,625	62.3	303,522	58.8
Total deposits	$554,455	100.0%	$596,858	100.0%	$516,511	100.0%

At September 30, 2011, we had $140.9 million in certificates of deposit and other time deposits with balances of $100,000 or more maturing as follows:
Maturity Period	Amount
(In thousands)
Three months or less	$14,685
Over three months through six months	8,920
Over six months through 12 months	16,230
Over twelve months	101,065
Total	$140,900

The following table presents our time deposit accounts categorized by interest rates which mature during each of the periods set forth below and the amounts of such time deposits by interest rate at each of the periods indicated.

	Period to Maturity from September 30, 2011
	One	More than One Year to	More than Two Years to	More than	At September 30,
	Year or Less	Two Years	Three Years	Three Years	2011	2010	2009
	(Dollars in thousands)
Interest Rate Range:
0.99% and below	$22,102	$15,899	$1,590	$-	$39,591	$24,241	$5,966
1.00% to 1.99%	33,610	47,425	6,351	5,830	93,216	129,999	52,106
2.00% to 2.99%	34,615	37,036	19,278	40,054	130,983	119,666	54,472
3.00% to 3.99%	3,648	313	2,564	35,131	41,656	52,865	87,252
4.00% to 4.99%	2,735	1,384	1,515	2,300	7,934	43,187	98,441
5.00% to 5.99%	815	323	-	-	1,138	1,667	5,285
Total	$97,525	$102,380	$31,298	$83,315	$314,518	$371,625	$303,522

The following table sets forth our savings flows during the periods indicated.

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Opening balance	$596,858	$516,511	$453,493
Deposits	992,692	1,865,114	1,485,122
Withdrawals	1,040,942	1,793,439	1,434,564
Interest credited	5,847	8,672	12,460
Ending balance	$554,455	$596,858	$516,511
Net (decrease) increase	$(42,403)	$80,347	$63,018
Percent (decrease) increase	(7.10)%	15.56%	13.90%

Borrowings.  We utilize advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund operations as part of our operating strategy.  These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB Pittsburgh.  FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including Malvern Federal Savings, fluctuates from time to time in accordance with the policies of the FHLB.  At September 30, 2011, we had $49.1 million in outstanding FHLB advances and $313.0 million of additional FHLB advances and other borrowings available.  In addition, we have established a $50.0 million line of credit with the FHLB, none of which was outstanding at September 30, 2011.  All amounts drawn on our FHLB line of credit are considered short-term borrowings.  At September 30, 2011, none of our FHLB advances were scheduled to mature within one year.

At September 30, 2011, we had no FHLB advances that were short-term (maturities of one year or less).  In addition, at September 30, 2011, we had nothing outstanding on our line of credit with the FHLB, which is payable on demand.

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

Employees

At September 30, 2011, we had 85 full-time and 11 part-time employees.  No employees are represented by a collective bargaining group, and we believe that its relationship with its employees is excellent.

REGULATION

Set forth below is a brief description of certain laws relating to the regulation of Malvern Federal Bancorp, Malvern Federal Mutual Holding Company and Malvern Federal Savings Bank.  This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

Malvern Federal Savings Bank, as a federally chartered savings association, is subject to federal regulation and oversight by the OCC extending to all aspects of its operations.  Malvern Federal Savings Bank also is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), which insures its deposits to the maximum extent permitted by law, and requirements established by the Federal Reserve Board.  Federal law provides the federal banking regulators, including the OCC and FDIC, with substantial enforcement powers.  Any change in such regulations, whether by the FDIC, OCC or Congress, could have a material adverse impact on Malvern Federal Mutual Holding Company, Malvern Federal Bancorp and Malvern Federal Savings Bank and our operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010, the powers of the Office of Thrift Supervision regarding Malvern Federal Savings Bank, Malvern Federal Bancorp and Malvern Federal Mutual Holding Company transferred to other federal financial institution regulatory agencies on July 21, 2011. See “— Recently Enacted Regulatory Reform.” As of the transfer date, all of the regulatory functions related to Malvern Federal Savings Bank that were under the jurisdiction of the Office of Thrift Supervision (the “OTS”) transferred  to the OCC. In addition, as of that same date, all of the regulatory functions related to Malvern Federal Bancorp and Malvern Federal Mutual Holding Company, as savings and loan holding companies, that were under the jurisdiction of the OTS, transferred to the Federal Reserve Board.

Recently Enacted Regulatory Reform

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act.  The financial reform and consumer protection act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  In addition, the new law changed the jurisdictions of existing bank regulatory agencies and in particular transfers the regulation of federal savings associations from the Office of Thrift Supervision to the OCC, effective July 21, 2011.  Savings and loan holding companies are now regulated by the Federal Reserve Board.  The new law also establishes an independent federal consumer protection bureau within the Federal Reserve Board.  The following discussion summarizes significant aspects of the new law that may affect the Bank, the Mutual Holding Company and the Company.  Many of these regulations implementing these changes have not been promulgated, so we cannot determine the full impact on our business and operations at this time.

The following aspects of the financial reform and consumer protection act are related to the operations of the Bank:

●
The Office of Thrift Supervision has been merged into the OCC and the authority of the other remaining bank regulatory agencies restructured.  The federal thrift charter is preserved under the jurisdiction of the OCC.

●
A new independent consumer financial protection bureau was established within the Federal Reserve Board, empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws. Smaller financial institutions, like the Bank, are subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

●	Tier 1 capital treatment for “hybrid” capital items like trust preferred securities was eliminated subject to various grandfathering and transition rules.

●	The current prohibition on payment of interest on demand deposits was repealed, effective July 21, 2011.

●
State law is preempted only if it would have a discriminatory effect on a federal savings association or is preempted by any other federal law. The OCC must make a preemption determination on a case-by-case basis with respect to a particular state law or other state law with substantively equivalent terms.

●	Deposit insurance is permanently increased to $250,000 and unlimited deposit insurance for noninterest-bearing transaction accounts extended through December 31, 2012.

●	Deposit insurance assessment base calculation equals the depository institution’s total assets minus the sum of its average tangible equity during the assessment period.

●
The minimum reserve ratio of the Deposit Insurance Fund increased to 1.35 percent of estimated annual insured deposits or assessment base; however, the FDIC is directed to “offset the effect” of the increased reserve ratio for insured depository institutions with total consolidated assets of less than $10 billion.

The following aspects of the financial reform and consumer protection act are related to the operations of the Company and the Mutual Holding Company:

●	Authority over savings and loan holding companies transferred to the Federal Reserve Board on July 21, 2011.

●
The Home Owners’ Loan Act was amended to provide that leverage capital requirements and risk based capital requirements applicable to depository institutions and bank holding companies will be extended to thrift holding companies.

●
The Federal Deposit Insurance Act was amended to direct federal regulators to require depository institution holding companies to serve as a source of strength for their depository institution subsidiaries.

●
Public companies are required to provide their shareholders with a non-binding vote: (i) at least once every three years on the compensation paid to executive officers, and (ii) at least once every six years on whether they should have a “say on pay” vote every one, two or three years (however, smaller reporting companies have temporarily been exempted from this requirement until January 21, 2013).

●
A separate, non-binding shareholder vote is required regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments.

●
Securities exchanges are required to prohibit brokers from using their own discretion to vote shares not beneficially owned by them for certain “significant” matters, which include votes on the election of directors, executive compensation matters, and any other matter determined to be significant.

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

Regulation of Malvern Federal Bancorp, Inc. and Malvern Federal Mutual Holding Company

Holding Company Acquisitions.  Malvern Federal Bancorp and Malvern Federal Mutual Holding Company are savings and loan holding companies under the Home Owners’ Loan Act, as amended, and are subject to examination and supervision by the Federal Reserve Board.  Federal law generally prohibits a savings and loan holding company, without prior FRB approval, from acquiring the ownership or control of any other savings institution or savings and loan holding company, or all, or substantially all, of the assets or more than 5.0% of the voting shares of the savings institution or savings and loan holding company. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25.0% of the voting shares of such holding company, from acquiring control of any savings institution not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the FRB.

The FRB may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies; and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Holding Company Activities.  Malvern Federal Bancorp operates as a unitary savings and loan holding company and is permitted to engage only in the activities permitted for financial institution holding companies or for multiple savings and loan holding companies. Multiple savings and loan holding companies are permitted to engage in the following activities: (i) activities permitted for a bank holding company under section 4(c) of the Bank Holding Company Act (unless the Federal Reserve Board prohibits or limits such 4(c) activities); (ii) furnishing or performing management services for a subsidiary savings association; (iii) conducting any insurance agency or escrow business; (iv) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (v) holding or managing properties used or occupied by a subsidiary savings association; (vi) acting as trustee under deeds of trust; or (vii) activities authorized by regulation as of March 5, 1987, to be engaged in by multiple savings and loan holding companies. Under the recently enacted legislation, savings and loan holding companies became subject to statutory capital requirements.  While there are no specific restrictions on the payment of dividends or other capital distributions for savings and loan holding companies, federal regulations do prescribe such restrictions on subsidiary savings institutions, as described below. Malvern Federal Savings Bank is required to notify the Federal Reserve Board 30 days before declaring any dividend. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Federal Reserve Board and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

All savings associations subsidiaries of savings and loan holding companies are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations. If the subsidiary savings institution fails to meet the QTL, as discussed below, then the savings and loan holding company must register with the Federal Reserve Board as a bank holding company, unless the savings institution requalifies as a QTL within one year thereafter.

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

The Sarbanes-Oxley Act.  As a public company, Malvern Federal Bancorp is subject to the Sarbanes-Oxley Act of 2002 which addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our principal executive officer and principal financial officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the Board of Directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting.

Regulation of Malvern Federal Savings Bank

General.  Malvern Federal Savings Bank is subject to the regulation of the OCC, as its primary federal regulator and the FDIC, as the insurer of its deposit accounts, and, to a limited extent, the Federal Reserve Board.

Malvern Federal Savings Bank

As the primary federal regulator of Malvern Federal Savings Bank, the OCC has extensive authority over the operations of federally chartered savings institutions.  As part of this authority, Malvern Federal Savings Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC and the FDIC.  The investment and lending authorities of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Such regulation and supervision is primarily intended for the protection of depositors and the Deposit Insurance Fund, administered by the FDIC.

The OCC’s enforcement authority over all savings institutions includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC.  As previously indicated, the OTS previously entered into Supervisory Agreement with each of the Bank, the Company and the Mutual Holding Company.  The OCC is now the successor in interest to the OTS with respect to the application of the provisions of the Supervisory Agreement to the Bank.  See Item 1, “Business – General.”

Insurance of Accounts.  The deposits of Malvern Federal Savings Bank are insured to the maximum extent permitted by the Deposit Insurance Fund and are backed by the full faith and credit of the U.S. Government.  As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions.  It also may prohibit any insured institution from engaging in any activity determined by regulation or order to pose a serious threat to the FDIC.  The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OCC an opportunity to take such action.

The recently enacted financial institution reform legislation permanently increased deposit insurance on most accounts to $250,000. In addition, pursuant to Section 13(c)(4)(G) of the Federal Deposit Insurance Act, the Federal Deposit Insurance Corporation has implemented two temporary programs to provide deposit insurance for the full amount of most non-interest bearing transaction deposit accounts and to guarantee certain unsecured debt of financial institutions and their holding companies.  Under the unsecured debt program, the FDIC’s guarantee expires on the earlier of the maturity date of the debt or December 31, 2012.  The unlimited deposit insurance for non-interest-bearing transaction accounts was extended by the recently enacted legislation through the end of 2012 for all insured institutions without a separate insurance assessment (but the cost of the additional insurance coverage will be considered under the risk-based assessment system).  Financial institutions could have opted out of either or both of these programs. We did opt out of the temporary liquidity guarantee program.

The Federal Deposit Insurance Corporation’s risk-based premium system provides for quarterly assessments.  Each insured institution is placed in one of four risk categories depending on supervisory and capital considerations.  Within its risk category, an institution is assigned to an initial base assessment rate which is then adjusted to determine its final assessment rate based on its brokered deposits, secured liabilities and unsecured debt.  The Federal Deposit Insurance Corporation recently amended its deposit insurance regulations (1) to change the assessment base for insurance from domestic deposits to average assets minus average tangible equity and (2) to lower overall assessment rates. The revised assessments rates are between 2.5 to 9 basis points for banks in the lowest risk category and between 30 to 45 basis points for banks in the highest risk category. The amendments became effective for the quarter beginning April 1, 2011 with the new assessment methodology being reflected in the premium invoices due September 30, 2011.

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

Regulatory Capital Requirements.  Federally insured savings institutions are required to maintain minimum levels of regulatory capital.  The OCC has established capital standards consisting of a “tangible capital requirement,” a “leverage capital requirement” and “a risk-based capital requirement.”  The OCC also is authorized to impose capital requirements in excess of these standards on individual institutions on a case-by-case basis.

Current OCC capital standards require savings institutions to satisfy the following capital requirements:

●	tangible capital requirement – “tangible” capital equal to at least 1.5% of adjusted total assets;

●	leverage capital requirement – “core” capital equal to at least 3.0% of adjusted total assets for the most highly rated institutions;

●
an additional “cushion” of at least 100 basis points of core capital for all but the most highly rated savings associations effectively increasing their minimum Tier 1 leverage ratio to 4.0% or more; and

●	risk-based capital requirement – “total” capital (a combination of core and “supplementary” capital) equal to at least 8.0% of “risk-weighted” assets.

Core capital generally consists of common stockholders’ equity (including retained earnings).  Tangible capital generally equals core capital minus intangible assets, with only a limited exception for purchased mortgage servicing rights.  Malvern Federal Savings Bank had no intangible assets at September 30, 2011.  Both core and tangible capital are further reduced by an amount equal to a savings institution’s debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).  These adjustments do not affect Malvern Federal Savings Bank’s regulatory capital.

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

At September 30, 2011, Malvern Federal Savings Bank exceeded all of its regulatory capital requirements, with tangible, core and total risk-based capital ratios of 7.54%, 7.54% and 12.01%, respectively.

Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OCC or the FDIC.  Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution’s operations, termination of federal deposit insurance and the appointment of a conservator or receiver.  The OCC’s capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

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

At September 30, 2011, Malvern Federal Savings Bank was not subject to the above mentioned restrictions.

The table below sets forth Malvern Federal Savings Bank’s capital position relative to its regulatory capital requirements at September 30, 2011.

	Actual		Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Excess Over Well-Capitalized Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$55,493	12.01%	$36,952	8.00%	$46,190	10.00%	$9,303	2.01%
Tier 1 risk-based capital (to risk-weighted assets)	$49,681	10.76	$18,476	4.00	$27,714	6.00	$21,967	4.76
Tier 1 leverage capital (to adjusted tangible assets)	$49,681	7.54	$26,342	4.00	$32,928	5.00	$16,753	2.54

Capital Distributions.  OCC regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution to make capital distributions.  A savings institution must file an application for OCC approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OCC-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a savings and loan holding company (as well as certain other institutions) must still file a notice with the OCC at least 30 days before the board of directors declares a dividend or approves a capital distribution.  The Supervisory Agreement prohibits Malvern Federal Savings from making any capital distributions without the prior written approval of the OCC.

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OCC. In addition, the OCC may prohibit a proposed capital distribution, which would otherwise be permitted by OCC regulations, if the OCC determines that such distribution would constitute an unsafe or unsound practice.

Under federal rules, an insured depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it is already undercapitalized. In addition, federal regulators have the authority to restrict or prohibit the payment of dividends for safety and soundness reasons. The FDIC also prohibits an insured depository institution from paying dividends on its capital stock or interest on its capital notes or debentures (if such interest is required to be paid only out of net profits) or distributing any of its capital assets while it remains in default in the payment of any assessment due the FDIC.  Malvern Federal Savings Bank is currently not in default in any assessment payment to the FDIC.

Qualified Thrift Lender Test.  All savings institutions are required to meet a qualified thrift lender, or QTL, test to avoid certain restrictions on their operations.  A savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in the Internal Revenue Code or meeting the QTL test of the OCC.

Currently, the OCC’s QTL test requires that 65% of an institution’s “portfolio assets” (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. To be a qualified thrift lender under the IRS test, the savings institution must meet a “business operations test” and a “60 percent assets test,” each defined in the Internal Revenue Code.

If the savings institution fails to maintain its QTL status, the holding company’s activities are restricted.  In addition, it must discontinue any non-permissible business within three years.  Nonetheless, any company that controls a savings institution that is not a qualified thrift lender must register as a bank holding company within one year of the savings institution’s failure to meet the QTL test.

Statutory penalty provisions prohibit an institution that fails to remain a QTL from the following:

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

At September 30, 2011, Malvern Federal Savings Bank met the requirements to be deemed a QTL.

Limitations on Transactions with Affiliates.  Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act.  An affiliate of a savings association includes any company or entity which controls the savings institution or that is controlled by with a company that controls the savings association.  In a holding company context, the holding company of a savings association (such as Malvern Federal Bancorp) and any companies which are controlled by such holding company are affiliates of the savings association.  Generally, Section 23A limits the extent to which the savings association or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such association’s capital stock and surplus, and contains an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus.  Section 23B applies to “covered transactions” as well as certain other transactions and requires that all transactions be on terms substantially the same, or at least as favorable, to the savings association as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans to, purchase of assets from and issuance of a guarantee to an affiliate and similar transactions.  Section 23B transactions also include the provision of services and the sale of assets by a savings association to an affiliate.  In addition to the restrictions imposed by Sections 23A and 23B, Section 11 of the Home Owners’ Loan Act prohibits a savings association from (i) making a loan or other extension of credit to an affiliate, except for any affiliate which engages only in certain activities which are permissible for bank holding companies, or (ii) purchasing or investing in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

In addition, Sections 22(g) and (h) of the Federal Reserve Act as made applicable to savings associations by Section 11 of the Home Owners’ Loan Act, place restrictions on loans to executive officers, directors and principal shareholders of the savings association and its affiliates.  Under Section 22(h), loans to a director, an executive officer and to a greater than 10% shareholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings association’s loans to one borrower limit (generally equal to 15% of the association’s unimpaired capital and surplus).  Section 22(h) also requires that loans to directors, executive officers and principal shareholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the association and (ii) does not give preference to any director, executive officer or principal shareholder, or certain affiliated interests of either, over other employees of the savings association.  Section 22(h) also requires prior board approval for certain loans.  In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association’s unimpaired capital and surplus.  Furthermore, Section 22(g) places additional restrictions on loans to executive officers.  Malvern Federal Savings Bank currently is subject to Sections 22(g) and (h) of the Federal Reserve Act and at September 30, 2011, was in compliance with the above restrictions.

Community Reinvestment Act.  All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could result in restrictions on its activities.  Malvern Federal Savings Bank received a “satisfactory” Community Reinvestment Act rating in its most recently completed examination.

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

Federal Home Loan Bank System.  Malvern Federal Savings Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks that administers the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB.  At September 30, 2011, Malvern Federal Savings Bank had $49.1 million of FHLB advances and nothing outstanding on its line of credit with the FHLB.

As a member, Malvern Federal Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1.0% of its aggregate unpaid residential mortgage loans or similar obligations at the beginning of each year.  At September 30, 2011, Malvern Federal Savings Bank had $5.3 million in FHLB stock, which was in compliance with this requirement.

The Federal Home Loan Banks are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  The FHLB has announced that it has a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (“FHFA”), its primary regulator, and that it would suspend future dividends and the repurchase and redemption of outstanding capital stock. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, an “other than temporary impairment” has not been recorded for the Bank’s investment in FHLB stock. However, continued deterioration in the FHLB’s financial position may result in impairment in the value of those securities. Management will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of the Bank’s investment.

Federal Reserve System.  The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits.  Because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets. At September 30, 2011, Malvern Federal Savings Bank had met its reserve requirement.

TAXATION

Federal Taxation

General.  Malvern Federal Bancorp and Malvern Federal Savings Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below.  The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Malvern Federal Bancorp files a consolidated federal income tax return with Malvern Federal Savings. Malvern Federal Bancorp federal and state income tax returns for taxable years through September 30, 2008 have been closed for purposes of examination by the Internal Revenue Service or the Pennsylvania Department of Revenue.

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

At September 30, 2011, the total federal pre-1988 reserve was approximately $1.6 million. The reserve reflects the cumulative effects of federal tax deductions by Malvern Federal Savings for which no federal income tax provisions have been made.

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

State and Local Taxation

Pennsylvania Taxation.  Malvern Federal Bancorp is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax.  The Corporate Net Income Tax rate for 2011 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments.  In general, the Capital Stock and Franchise Tax is a tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

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

Our Portfolio of Loans Continues to Include a Significant Amount of Loans with a Higher Risk of Loss

Until last year, our business plan had included as a strategy the increased originations of commercial real estate loans, construction and development loans and second mortgages (home equity loans).  These loans have a higher risk of default and loss than single-family residential mortgage loans.  The aggregate amount of our commercial real estate loans, construction and development loans and second mortgages (home equity loans) amounted to $245.8 million, or 47.9% of our total loan portfolio at September 30, 2011.  Commercial real estate and construction and development loans generally are considered to involve a higher degree of risk due to a variety of factors, including generally larger loan balances and loan terms which often do not require full amortization of the loan over its term and, instead, provide for a balloon payment at the stated maturity date. Repayment of commercial real estate loans generally is dependent on income being generated by the rental property or underlying business in amounts sufficient to cover operating expenses and debt service. Repayment of construction and development loans generally is dependent on the successful completion of the project and the ability of the borrower to repay the loan from the sale of the property or obtaining permanent financing.  Our second mortgage loans generally are considered to involve a higher degree of risk than single-family residential mortgage loans due to the generally higher loan-to-value ratios and their secondary position in the collateral to the existing first mortgage.

The Current Economic Environment Poses Significant Challenges For Us and Could Continue to Adversely Affect Our Financial Condition and Results of Operations

Dramatic declines in the housing market, with continuing stagnant home prices and relatively high levels of delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions across the United States. General economic trends, limited availability of commercial credit and persistent high levels of unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets has adversely affected our business, financial condition, results of operations and stock price. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry.  We may also face the following risks in connection with these events:

●	Economic conditions have negatively affected housing prices and demand, the job market and the demand for other goods and services and have resulted, and may continue to cause, a deterioration in credit quality in the Company’s loan portfolios, and such deterioration in credit quality has had, and could continue to have, a negative impact on the Company’s business.

●	Market developments may continue to adversely affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates on loans and other credit facilities.

●	The processes we use to estimate allowance for loan losses and reserves may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, which may no longer be capable of accurate estimation.

●	Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future charge-offs.

●	We face increased regulation of our industry, and compliance with such regulation may increase our costs, limit our ability to pursue business opportunities and increase compliance challenges.

●	The carrying value of our other real estate owned, which totaled $8.3 million and $5.3 million at September 30, 2011 and 2010, respectively, has been adversely affected and continuing declines in property values in our market area could require us to record additional write-downs in future periods.

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

We recorded a $12.4 million provision for loan losses during the year ended September 30, 2011, compared to a $9.4 million provision for the year ended September 30, 2010. Our non-performing assets amounted to $21.2 million or 3.19% of total assets at September 30, 2011, compared to $25.2 million or 3.49% of total assets at September 30, 2010. We had net charge-offs of $10.4 million for the year ended September 30, 2011 compared with $6.9 million of net charge-offs for the year ended September 30, 2010.

The increase in the provision for loan losses in fiscal 2011 compared to fiscal 2010 was in response to, among other factors, the increased level of loan charge-offs in fiscal 2011 compared to fiscal 2010 and the continuing high level of non-performing loans. In light of the elevated levels of our non-performing assets and classified assets and the continuing effects of the on-going economic recession in our market area, no assurance can be given that significant additional provisions for loan losses and /or additional charge-offs may not be necessitated in future periods.

The Supervisory Agreements Limit Our Ability to Grow and to Pay Dividends and Impose Other Restrictions Which May Adversely Affect Our Results of Operations And the Market Value of Our Common Stock

In October 2010, the Bank, the Company and the Mutual Holding Company entered into the Supervisory Agreements.  See Item 1, “Business – General” in this Annual Report on Form 10-K.  As a result of the Supervisory Agreement, the Bank must limit its asset growth in any quarter to an amount which does not exceed the amount of net interest credited on deposit liabilities during the quarter, unless otherwise permitted by the OCC.  In addition, the Supervisory Agreements impose a number of operating restrictions, including a provision which prohibits, with certain exceptions, any new commercial real estate loans or commercial and industrial loans without the prior written non-objection of the OCC, and imposes requirements that the Bank revise and/or implement and monitor various identified policies, procedures and reports.  Compliance efforts related to the Supervisory Agreements have increased our non-interest expense.  In addition, the restrictions in the Supervisory Agreements on our ability to declare or pay dividends without the prior written approval of the OCC may adversely affect the market value of our common stock.

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

A sustained increase in market interest rates could adversely affect our earnings.  A significant portion of our loans have fixed interest rates and longer terms than our deposits and borrowings and our net interest income could be adversely affected if the rates we pay on deposits and borrowings increase more rapidly than the rates we earn on loans.  In addition, the market value of our fixed-rate assets would decline if interest rates increase.  For example, we estimate that as of September 30, 2011, a 300 basis point increase in interest rates would have resulted in our net portfolio value declining by approximately $5.2 million or 8%.  Net portfolio value is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk.”

The Ability to Realize Our Deferred Tax Asset May Be Reduced, Which May Adversely Impact Results of Operations

  Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $7.5 million at September 30, 2011.  We have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the entire amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

The Loss of Senior Management Could Hurt Our Operations

  We rely heavily on our executive officers, Messrs. Anderson, Boyle, Hughes and Fuchs.  The loss of one or more members of senior management could have an adverse effect on us because, as a relatively small community bank, our senior executive officers have more responsibility than would be typical at a larger financial institution with more employees.  In addition, we have fewer management-level personnel who are in a position to assume the responsibilities of our senior executive officers.

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

The Effects of the Current Economic Conditions Have Been Particularly Severe in Our Primary Market Areas

  Substantially all of our loans are to individuals, businesses and real estate developers in Chester County, Pennsylvania and neighboring areas in southern Pennsylvania and our business depends significantly on general economic conditions in these market areas. Severe declines in housing prices and property values have been particularly acute in our primary market areas. A further deterioration in economic conditions or a prolonged delay in economic recovery in our primary market areas could result in the following consequences, any of which could have a material adverse effect on our business:

●	Loan delinquencies may increase further;

●	Problem assets and foreclosures may increase further;

●	Demand for our products and services may decline;

●	The carrying value of our other real estate owned may decline further; and

●	Collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer’s borrowing power, and reducing the value of assets and collateral associated with our loans.

Increased and/or Special Federal Deposit Insurance Corporation Assessments Will Hurt Our Earnings

There has been a high level of bank failures in recent years, which has dramatically increased Federal Deposit Insurance Corporation resolution costs and led to a significant reduction in the balance of the Deposit Insurance Fund. As a result, the Federal Deposit Insurance Corporation has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. Increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the Federal Deposit Insurance Corporation imposed a special assessment on all insured institutions. Our special assessment, which was reflected in earnings for the year ended September 30, 2009, was $320,000. In lieu of imposing an additional special assessment, the Federal Deposit Insurance Corporation required all institutions to prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Additional increases in the base assessment rate or special assessments would negatively impact our earnings.

We Operate In a Highly Regulated Environment and We May Be Adversely Affected By Changes in Laws and Regulations

 We are subject to extensive regulation, supervision and examination by the FRB, our primary federal regulator, the OCC, the Bank’s primary federal regulator, and by the Federal Deposit Insurance Corporation, as insurer of the Bank’s deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of the Bank rather than for holders of our common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently conduct business from our headquarters and eight full-service financial center offices.  The following table sets forth the net book value of the land, building and leasehold improvements and certain other information with respect to the our offices at September 30, 2011.  We maintain automated teller machines (“ATMs”) at each of our branch offices.

Description/Address	Leased/Owned	Date of Lease Expiration	Net Book Value of Property	Amount of Deposits
			(Dollars in thousands)
Paoli Financial Center and Headquarters 34 East Lancaster Avenue and 42 East Lancaster Avenue Paoli, PA 19301	Owned	N/A	$3,625	$199,775

Malvern Financial Center 100 West King Street Malvern, PA 19355	Owned	N/A	32	60,486

Exton Financial Center 109 North Pottstown Pike Exton, PA 19341	Owned	N/A	287	59,183

Coventry Financial Center 1000 Ridge Road Pottstown, PA 19465	Owned	N/A	342	64,856

Berwyn Financial Center 650 Lancaster Avenue Berwyn, PA 19313	Owned	N/A	666	48,492

Lionville Financial Center 537 West Uwchlan Avenue Downingtown, PA 19335	Owned	N/A	914	32,916

Westtown Financial Center 100 Skiles Boulevard West Chester, PA 19382	Leased	2015	153	41,220

Concordville Financial Center 940 Baltimore Pike Glen Mills, PA 19342	Leased	2030	468	47,527

Item 3.  Legal Proceedings.

On June 3, 2011, a lawsuit was filed by Stilwell Value Partners VI, L.P., on its own behalf and on a derivative basis as a shareholder with respect to certain claims, in the Court of Common Pleas of Chester County, Pennsylvania, naming as defendants each of the Company’s directors, the Mutual Holding Company and the Company.  Stilwell Value Partners VI, L.P. v. Hughes, et al.  The complaint alleges that the directors have breached their fiduciary duties by not undertaking a “second step” conversion of the mutual holding company and requests, among other things, that the Company’s board of directors be increased by at least three new members, that such new members be given responsibility to determine whether the Company should engage in a second step conversion and that the Court order the Company to engage in a second step conversion.  In a separate derivative demand letter, plaintiff asserts damages ranging from $25.0 million to in excess of $60.0 million.  The Company believes that the claims asserted are without merit and is vigorously defending the case.

Item 4.  (Removed and Reserved).

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)           Malvern Federal Bancorp, Inc.’s common stock is listed on the NASDAQ Global Market under the symbol “MLVF”.  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual holding company reorganization and the initial public offering of the Company’s common stock. The common stock commenced trading on the NASDAQ Stock Market on May 20, 2008.  As of the close of business on September 30, 2011, there were 6,102,500 shares of common stock outstanding, held by approximately 582 stockholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the NASDAQ Stock Market and cash dividends declared per share for the periods indicated.

	Year Ended September 30,
	2011		2010
	High	Low	High	Low

First Quarter	$7.50	$5.05	$9.70	$9.05
Second Quarter	$8.99	$7.10	$9.80	$9.00
Third Quarter	$8.72	$6.76	$9.85	$8.40
Fourth Quarter	$7.75	$6.53	$8.65	$6.66

The following table summarized the cash dividends per share of common stock declared by the Company during the periods indicated.

	Year Ended September 30,
	2011	2010

First Quarter	$0.03	$0.03
Second Quarter	-	$0.03
Third Quarter	-	$0.03
Fourth Quarter	-	$0.03

Pursuant to the terms of the Supervisory Agreement, the Company is prohibited from declaring or paying any dividends or making any other capital distributions (as defined) without receiving the prior written approval of the OCC.

(b)           Not applicable.

(c)	Purchase of Equity Securities

Not applicable.

Item 6.  Selected Financial Data.

Set forth below is selected financial and other data of Malvern Federal Bancorp, Inc.  You should read the financial statements and related notes contained in Item 8 hereof which provide more detailed information.

	At September 30,
	2011	2010	2009	2008	2007
Selected Financial Condition Data:	(Dollars in thousands)
Total assets	$666,568	$720,506	$691,639	$639,509	$551,932
Loans receivable, net	506,019	547,323	593,565	571,536	466,192
Loans held for sale	-	-	-	-	9,258
Securities held to maturity	3,797	4,716	4,842	2,870	1,479
Securities available for sale	74,389	40,719	27,098	21,969	29,098
FHLB borrowings	49,098	55,334	99,621	113,798	71,387
Deposits	554,455	596,858	516,511	453,493	433,488
Shareholders’ equity	60,284	66,207	69,842	68,836	44,039
Total liabilities	606,284	654,299	621,796	570,673	507,893
Allowance for loan losses	10,101	8,157	5,718	5,505	4,541
Non-accrual loans	12,915	19,861	14,195	8,585	2,267
Non-performing assets	21,236	25,176	20,070	8,815	2,494
Performing troubled debt restructurings	10,340	11,976	25	103	121
Non-performing assets and performing troubled debt restructurings	31,576	37,152	20,095	8,918	2,615
	Year Ended September 30,
	2011	2010	2009	2008	2007
Selected Operating Data:	(Dollars in thousands, except per share data)
Total interest and dividend income	$29,726	$33,148	$34,701	$33,592	$32,769
Total interest expense	10,198	13,641	18,681	19,105	19,235
Net interest income	19,528	19,507	16,020	14,487	13,534
Provision for loan losses	12,392	9,367	2,280	1,609	1,298
Net interest income after provision for loan losses	7,136	10,140	13,740	12,878	12,236
Total other income	1,729	1,941	2,013	1,846	1,453
Total other expenses	18,556	17,105	14,501	12,642	10,154
Income tax (benefit) expense	(3,579)	(1,895)	242	630	1,123
Net (loss) income	$(6,112)	$(3,129)	$1,010	$1,452	$2,412
Earnings (loss) per share(1)	$(1.04)	$(0.53)	$0.17	$0.05	N/A
Dividends per share	$0.03	$0.12	$0.14	$0.04	N/A

	Year Ended September 30,
	2011	2010	2009	2008	2007
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	(0.90)%	(0.45)%	0.15%	0.25%	0.45%
Return on average equity (ratio of net income to average equity)	(9.64)	(4.53)	1.46	2.78	5.76
Interest rate spread(2)	2.93	2.83	2.17	2.18	2.25
Net interest margin(3)	3.06	3.01	2.47	2.61	2.65
Non-interest expenses to average total assets	2.72	2.48	2.13	2.19	1.92
Efficiency ratio(4)	87.29	79.75	80.42	77.40	67.75
Asset Quality Ratios:
Non-accrual loans as a percent of gross loans	2.52	3.60	2.38	1.52	0.51
Non-performing assets as a percent of total assets	3.19	3.49	2.90	1.38	0.45
Non-performing assets and performing troubled debt restructurings as a percent of total assets	4.74	5.16	2.91	1.39	0.47
Allowance for loan losses as a percent of gross loans	1.97	1.48	0.96	0.96	0.95
Allowance for loan losses as a percent of non-accrual loans	78.21	41.07	40.28	64.12	200.31
Net charge-offs to average loans outstanding	1.97	1.19	0.35	0.12	0.03
Capital Ratios(5):
Total risk-based capital to risk weighted assets	12.01	12.85	12.67	13.33	11.24
Tier 1 risk-based capital to risk weighted assets	10.76	11.83	11.96	12.40	10.36
Tangible capital to tangible assets	7.54	8.24	9.07	9.64	8.03
Tier 1 leverage (core) capital to adjustable tangible assets	7.54	8.24	9.07	9.64	8.03
Shareholders’ equity to total assets	9.04	9.19	10.10	10.76	7.98
Other Data:
Number of full service offices	8	8	7	7	7

(1)	Earnings per share for the fiscal year ended September 30, 2008, is for period from May 20, 2008, the date of the Company’s initial stock issuance, through September 30, 2008.
(2)	Represents the difference between the weighted average yield on interest earning assets and the weighted average cost of interest bearing liabilities.
(3)	Net interest income divided by average interest earning assets.
(4)	Represents non-interest expense divided by net interest income and total other income.
(5)	Other than shareholders’ equity to total assets, all capital ratios are for the Bank only.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The Company was formed by the Bank in connection with the Bank’s reorganization into the mutual holding company form of organization in May 2008.  The Company’s results of operations are primarily dependent on the results of the Bank, which is a wholly owned subsidiary of the Company.  The Bank currently operates eight financial center offices in Chester and Delaware Counties, which are located in southeastern Pennsylvania approximately 25 miles west of downtown Philadelphia.  The Bank’s primary business consists of attracting deposits from the general public and using those funds together with funds we borrow to originate loans to our customers.  At September 30, 2011, we had total assets of $666.6 million, including $506.0 million in net portfolio loans and $78.2 million of investment securities, total deposits of $554.5 million and total shareholders’ equity of $60.3 million.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings.  Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.  Results of operations are also affected by our provision for loan losses, fee income and other, non-interest income and non-interest expenses.  Our other, or non-interest, expenses principally consist of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion, professional fees, other real estate owned expense and other expense.  Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.  Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Business Strategy

Our business strategy currently is focused on reducing the level of our non-performing assets, monitoring and overseeing our performing classified assets and troubled debt restructurings in an effort to limit the number of additional non-performing assets in future periods, complying with the provisions of the Supervisory Agreements and conducting our traditional community-oriented banking business within these constraints.  Below are certain of the highlights of our business strategy in recent years:

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

●
Increasing Market Share Penetration.  We operate in a competitive market area for banking products and services.  In recent fiscal years, we have been working to increase our deposit share in Chester and Delaware Counties, and we increased our marketing and promotional efforts.  However, as a result of the shrinkage of our balance sheet and the reduction in total deposits in fiscal 2011, our deposit market share decreased from 5.05% in 2010 to 4.74% in 2011.  We are focused on continuing our efforts to increase market share.

●
Increasing Our Core Deposits.  We are attempting to increase our core deposits, which we define as all deposit products other than certificates of deposit, by offering customers additional deposit products as well as incentives to invest in core deposits.  At September 30, 2011, our core deposits amounted to $239.9 million, or 43.3% of total deposits, compared to $225.2 million, or 37.7% of total deposits, at September 30, 2010.  We have continued our promotional efforts to increase core deposits and expect to add additional deposit products in fiscal 2012 as part of our efforts to increase core deposits.

●
Improving Asset Quality.  We continue in our efforts to monitor and improve our asset quality. At September 30, 2011, our non-accruing loans amounted to $12.9 million or 2.5% of total loans.  Our total non-performing assets were reduced by $3.9 million at September 30, 2011 compared to September 30, 2010. Given the provisions of the Supervisory Agreements and in light of the increased levels of our non-performing assets, we are focused on continuing to reduce our non-performing and problem assets.

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

Allowance for Loan Losses.  The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. The reserve for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan losses have not required significant adjustments from management’s initial estimates. In addition, the OCC (and, previously, the OTS), as an integral part of its examination processes, periodically reviews our allowance for loan losses. The OCC may require the recognition of adjustments to the allowance for loan losses based on their judgment of information available to them at the time of their examinations. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.  As previously indicated, the Supervisory Agreement that we entered into in October 2010 requires that we, among other things, revise our policies, procedures and methodologies relating to the allowance for loan losses, submit an internal asset classification and review program, and submit a written plan to reduce the level of the Bank’s problem assets (as defined).  See Item 1, “Business – General.”

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At September 30, 2011, the Company had $10.2 million of assets that were measured at fair value on a recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $7.5 million at September 30, 2011.  We have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the entire amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

In recent years, we primarily have utilized the following strategies to manage interest rate risk:

●
we have increased our outstanding shorter term loans particularly commercial real estate and construction loans (although we generally ceased originating any new commercial real estate and construction loans in fiscal 2010);

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

As part of our asset/liability management efforts, subsequent to September 30, 2011, we securitized and sold $10.7 million of long-term, fixed-rate residential mortgage loans with the servicing retained.  This securitization/sale transaction resulted in a gain of $433,000 which will be reflected in the financial statements for the quarter ending December 31, 2011.

Gap Analysis.  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.”  An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period.  A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities.  A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.  During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income.  Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.  Our one-year cumulative gap was a negative 12.55% at September 30, 2011.

The following table sets forth the amounts of our interest-earning assets and interest-bearing liabilities outstanding at September 30, 2011, which we expect, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the “GAP Table”).  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth approximation of the projected repricing of assets and liabilities at September 30, 2011, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be redeployed and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for single-family and other mortgage loans are assumed to range from 9.2% to 18.0%.  The weighted average life for investment securities is assumed to range from 1.1 year to 5.8 years.  Savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 15.3% and 14.2%, respectively. See “Business of Malvern Federal Savings Bank – Lending Activities,” “– Investment Activities” and “– Sources of Funds.”

	6 Months or Less	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Year to 5 Years	More than 5 Years	Total Amount
	(Dollars in thousands)
Interest-earning assets(1):
Loans receivable(2)	$135,212	$78,774	$184,589	$69,135	$48,410	$516,120
Investment securities and restricted securities	11,958	11,011	7,308	22,782	29,944	83,003
Other interest-earning assets	20,006	-	-	-	-	20,006
Total interest-earning assets	167,176	89,785	191,897	91,917	78,354	619,129
Interest-bearing liabilities:
Demand and NOW accounts	88,722	-	-	-	-	83,722
Money market accounts	86,315	-	-	-	-	86,315
Savings accounts	45,067	-	-	-	-	45,067
Certificate accounts	62,803	34,722	133,678	39,947	43,368	314,518
FHLB advances	13,000	10,000	21,098	5,000	-	49,098
Total interest-bearing liabilities	295,907	44,722	154,776	44,947	43,368	583,720

Interest-earning assets less interest-bearing liabilities	$(128,731)	$45,063	$37,121	$46,970	$34,986	$35,409

Cumulative interest-rate sensitivity gap(3)	$(128,731)	$(83,668)	$(46,547)	$423	$35,409

Cumulative interest-rate gap as a percentage of total assets at September 30, 2011	(19.31)%	(12.55)%	(6.98)%	0.06%	5.31%

Cumulative interest-earning assets as a percentage of cumulative interest-bearing liabilities at September 30, 2011	56.50%	75.44%	90.60%	100.08%	106.07%

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

The table below sets forth as of September 30, 2011 and 2010, the estimated changes in our net portfolio value that would result from designated instantaneous changes in the United States Treasury yield curve.  Computations of prospective effects of hypothetical interest rates changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	As of September 30, 2011			As of September 30, 2010
Changes in Interest Rates (basis points)(1)	Amount	Dollar Change from Base	Percentage Change from Base	Amount	Dollar Change from Base	Percentage Change from Base
	(Dollars in thousands)

+300	$63,164	$(5,236)	(8)%	$61,961	$(14,230)	(19)%
+200	67,755	(645)	(1)	68,683	(7,508)	(10)
+100	69,752	1,352	2	73,901	(2,290)	(3)
0	68,400	-	-	76,191	-	-
-100	65,900	(2,500)	(4)	77,124	933	1

(1)	Assumes an instantaneous uniform change in interest rates. A basis point equals 0.01%.

In addition to modeling changes in NPV, we also analyze potential changes to NII for a twelve-month period under rising and falling interest rate scenarios.  The following table shows our NII model as of September 30, 2011.

Changes in Interest Rates in Basis Points (Rate Shock)	Net Interest Income	$ Change	% Change
	(Dollars in thousands)
200	$18,970	$(950)	(4.77)%
100	19,549	(371)	(1.86)
Static	19,920	(1,833)	(9.20)
(100)	19,418	(502)	(2.52)

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

	Year Ended September 30,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable(1)	$530,497	$28,185	5.31%	$583,995	$32,085	5.49%	$597,744	$33,711	5.64%
Investment securities	78,147	1,510	1.93	33,812	1,025	3.03	27,993	925	3.30
Deposits in other banks	24,100	31	0.13	24,497	38	0.16	15,158	65	0.43
FHLB stock	5,905	-	0.00	6,567	-	0.00	6,513	-	0.00
Total interest earning assets(1)	638,649	29,726	4.65	648,871	33,148	5.11	647,408	34,701	5.36
Non-interest earning assets	42,578			42,100			32,550
Total assets	$681,227			$690,971			$679,958

Interest Bearing Liabilities:
Demand and NOW accounts	$90,674	519	0.57	$87,240	845	0.97	$76,407	1,321	1.73
Money Market accounts	87,329	915	1.05	63,788	648	1.02	58,167	960	1.65
Savings accounts	44,237	78	0.18	41,002	110	0.27	38,661	136	0.35
Certificate accounts	321,918	6,941	2.16	324,973	8,511	2.62	306,213	11,061	3.61
Total deposits	544,158	8,453	1.55	517,003	10,114	1.96	479,448	13,478	2.81
Borrowed funds	49,874	1,745	3.50	80,714	3,527	4.37	105,873	5,203	4.92
Total interest- bearing liabilities	594,032	10,198	1.72	597,717	13,641	2.28	585,321	18,681	3.19
Non-interest bearing liabilities	23,764			24,126			25,443
Total liabilities	617,796			621,843			610,764
Shareholders’ equity	63,431			69,128			69,194
Total liabilities and shareholders’ equity	$681,227			$690,971			$679,958
Net Interest-earning assets	$44,617			$51,154			$62,087
Net interest income		$19,528			$19,507			$16,020
Net interest spread			2.93%			2.83%			2.17%
Net interest margin			3.06%			3.01%			2.47%
Average interest-earning assets to average interest-bearing liabilities	107.51%			108.56%			110.61%

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

	Year Ended September 30,
	2011 vs. 2010			2010 vs. 2009
	Volume	Rate	Net Change	Volume	Rate	Net Change
	(Dollars in thousands)
Interest Earning Assets:
Loan receivable	$(2,937)	$(963)	$(3,900)	$(775)	$(851)	$(1,626)
Investment securities	1,343	(858)	485	192	(92)	100
Deposits in other banks	(1)	(6)	(7)	40	(67)	(27)
FHLB stock	-	-	-	-	-	-
Total interest earning assets	$(1,595)	$(1,827)	$(3,422)	$(543)	$(1,010)	$(1,553)

Interest Bearing Liabilities
Demand and NOW accounts	$33	$(359)	$(326)	$187	$(663)	$(476)
Money market accounts	240	27	267	93	(405)	(312)
Savings accounts	9	(41)	(32)	8	(34)	(26)
Certificate accounts	(80)	(1,490)	(1,570)	678	(3,228)	(2,550)
Total deposits	202	(1,863)	(1,661)	966	(4,330)	(3,364)
Borrowed funds	(1,348)	(434)	(1,782)	(1,236)	(440)	(1,676)
Total interest-bearing liabilities	$(1,146)	$(2,297)	$(3,443)	$(270)	$(4,770)	$(5,040)
Net interest income	$(449)	$470	$21	$(273)	$3,760	$3,487

Comparison of Financial Condition at September 30, 2011 and September 30, 2010

Our total assets amounted to $666.6 million at September 30, 2011, a $53.9 million or 7.5% decrease over total assets at September 30, 2010.  The primary reason for the decrease in assets during fiscal 2011 was a decrease in cash and cash equivalents in the amount of $47.9 million, a $41.3 million decrease in net loans receivable and a $2.0 million decrease in other assets at September 30, 2011 due primarily to the prepayment of our deposit insurance assessment as mandated by the FDIC for all federally insured depository institutions. These decreases were partially offset by an aggregate $32.8 million increase in the investment securities available for sale and held to maturity portfolios, a $3.0 million increase in deferred income taxes and a $3.0 million increase in other REO. The decrease in cash and cash equivalents was mostly due to the use of cash for purchases of $71.3 million of available for sale investment securities during fiscal 2011.  The decrease in loans receivable was due to decreased demand from consumers and internal lending restrictions which we adopted early in fiscal 2010 as well as the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010.  The Company’s total REO amounted to $8.3 million at September 30, 2011 compared to $5.3 million at September 30, 2010.  The $3.0 million increase in REO was due to the transfer of $12.5 million of loans to REO during fiscal 2011, which was partially offset by $7.0 million in net sales and $2.5 million in reductions in fair value, which reductions in fair value were reflected in other real estate owned expense during fiscal 2011.  For additional information on our REO, see “Business – Asset Quality – Non-Performing Loans and Real Estate Owned.”

Our total liabilities at September 30, 2011, amounted to $606.3 million compared to $654.3 million at September 30, 2010.  The $48.0 million or 7.3% decrease in total liabilities was due primarily to a decrease in total deposits of $42.4 million in fiscal 2011.  Our total deposits amounted to $554.5 million at September 30, 2011 compared to $596.9 million at September 30, 2010.   During fiscal 2011, there was a $6.2 million decrease in our FHLB advances.  During fiscal 2011, given the reduction in our new loan originations, we chose to repay certain of our FHLB advances, which are long-term borrowings with a higher cost of funds compared to our core deposit products.

Our shareholders’ equity decreased by $5.9 million to $60.3 million at September 30, 2011 compared to $66.2 million at September 30, 2010 primarily due to a decrease in retained earnings.  Retained earnings decreased by $6.2 million to $36.6 million as a result of the $6.1 million net loss for fiscal 2011, and the aggregate amount of cash dividends paid of $81,000 during the first quarter of fiscal 2011.  Our ratio of equity to assets was 9.04% at September 30, 2011.

Comparison of Operating Results for the Years Ended September 30, 2011 and September 30, 2010

General.  The effect of the continuing weak economy and continued pressure on the credit markets were major factors in our operating results during fiscal year 2011.  We reported a net loss of $6.1 million for the year ended September 30, 2011 compared to net loss of $3.1 million for the year ended September 30, 2010.  The primary reasons for the $3.0 million difference in our results of operations in fiscal 2011 compared to fiscal 2010 were increases in the provision of loan losses of $3.0 million, as well as a $1.5 million increase in other expenses, which was partially offset by a $1.7 million increase in income tax benefit. The increase in other expenses in fiscal 2011 primarily was the result of a $907,000 increase in other real estate owned expense and a $795,000 increase in professional fees.

Interest and Dividend Income.  Our total interest and dividend income amounted to $29.7 million for the year ended September 30, 2011 compared to $33.1 million for the year ended September 30, 2010.  The primary reason for the $3.4 million decrease in interest and dividend income in fiscal 2011 compared to fiscal 2010 was a $3.9 million, or 12.2%, decrease in interest earned on loans.  The decrease in interest earned on loans in fiscal 2011 was due primarily to both a $53.5 million, or 9.2%, decrease in the average balance of our outstanding loans and an 18 basis point decrease in the average yield earned on our loan portfolio in fiscal 2011 compared to fiscal 2010.  Our interest earned on deposits in other institutions decreased by $7,000 to $31,000 in the fiscal year ended September 30, 2011 compared to $38,000 in fiscal 2010.  The primary reason for the decrease in fiscal 2011 was a three basis point decrease in the average yield earned on deposits in other banks.  Interest income on investment securities increased by $485,000, or 47.3%, in fiscal 2011 compared to fiscal 2010.  The increase in interest income on investment securities in fiscal 2011 was due to a $44.3 million, or 131.1%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our total interest expense amounted to $10.2 million for the year ended September 30, 2011 compared to $13.6 million for the year ended September 30, 2010, a decrease of $3.4 million or 25.2%.  The reason for the decrease in interest expense in fiscal 2011 compared to fiscal 2010 was a 41 basis point decrease in average rate paid on total deposits.  The average balance of our total deposits increased by $27.2 million, or 5.3%, in fiscal 2011 compared to fiscal 2010 due primarily to our new Concordville, Delaware County branch which opened in mid-September 2010 and which had $47.5 million in deposits at September 30, 2011, along with an $23.5 million increase in the average balance of money market accounts together with a $3.4 million increase in the average balance of demand and NOW accounts.  Our expense on borrowings amounted to $1.7 million in fiscal 2011 compared to $3.5 million in fiscal 2010, a decrease of $1.8 million or 50.4%.  The average balance of our borrowings decreased by $30.8 million in fiscal 2011 compared to fiscal 2010, and the average cost of borrowed funds decreased by 87 basis points to 3.50% during the year ended September 30, 2011.

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

During the year ended September 30, 2011, we made a $12.4 million provision to our allowance for loan losses compared to a $9.4 million provision in the year ended September 30, 2010.  The increase in the provision for loan losses in fiscal 2011 was due primarily to the increased level of loan net charge-offs, which amounted to $10.4 million in fiscal 2011 compared to $6.9 million in fiscal 2010.  At September 30, 2011, the Company’s total non-performing assets and performing troubled debt restructurings totaled $31.6 million compared to $37.2 million at September 30, 2010.  As of September 30, 2011, the balance of the allowance for loan losses was $10.1 million, or 1.97% of gross loans and 78.21% of non-accruing loans, compared to an allowance for loan losses of $8.2 million at September 30, 2010 or 1.48% of gross loans and 41.07% of non-accruing loans at such date.  See “Business-Asset Quality – Non-Performing Loans and Real Estate Owned” in Item 1 of this Annual Report on Form 10-K.  The $12.4 million provision for loan losses made in fiscal 2011 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.  As part of our analysis of historical loss experience, we periodically adjust the loss factors we utilize in establishing our allowance for loan losses.

Other Income.  Our other, or non-interest, income decreased by $212,000, or 10.9%, to $1.7 million for the year ended September 30, 2011 compared to $1.9 million for the year ended September 30, 2010.  The decrease in other income during fiscal 2011 was due primarily to a $387,000 decrease in service charges and other fees, primarily due to declining checking account related fees, as well as a decline in other loan fees. These items were partially offset by a $165,000 improvement in the net gain/(loss) on the sale of REO. During fiscal year 2011, there was a net gain of $23,000 on the net sale of REO compared to a $142,000 net loss on the sale of REO in fiscal year 2010.

Other Expenses.  Our other, or non-interest, expenses increased by $1.5 million, or 8.5%, to $18.6 million for the year ended September 30, 2011 compared to $17.1 million for the year ended September 30, 2010.  Other expenses increased in fiscal 2011 compared to fiscal 2010 primarily due to $316,000 in additional occupancy expenses, a $795,000 increase in professional fees, due primarily to the legal costs associated with work out efforts on troubled loans, and a $907,000 increase in REO expense.  The $316,000 increase in occupancy expense was due to the addition of the Concordville branch in mid-September 2010. The increase in REO expense was primarily due to write-downs of REO properties to market values, as well as recurring expenses related to REO. These increases were partially offset by a $332,000 decrease in data processing costs which was due to the change in the Company’s bank core processing vendor during the second quarter of fiscal 2010 and a $250,000 reduction in federal deposit insurance premiums.

Income Tax Expense.  We recorded an income tax benefit of $3.6 million for the year ended September 30, 2011 compared to income tax benefit of $1.9 million for the year ended September 30, 2010.  The income tax benefit recorded in fiscal 2011 was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 36.9% for the year ended September 30, 2011 compared to 37.7% for the year ended September 30, 2010.

As of September 30, 2011, after careful analysis, management determined that the net deferred tax asset, more likely than not, was realizable, and therefore a valuation allowance was not required. In reaching this conclusion positive and negative evidence were both carefully considered. Among other things, management considered the Company’s pre-tax net losses reported in fiscal 2011 and 2010.  These pre-tax losses were largely a result of significant increases in the provision for loan losses, as well as legal and REO expenses related to the workout of problem assets, and reduced Company’s pre-tax income by $11.5 million and $15.6 million, respectively, in fiscal 2011 and 2010. The positive evidence considered included favorable earnings history and cumulative pre-tax income prior to fiscal year end 2011.

Comparison of Operating Results for the Years Ended September 30, 2010 and September 30, 2009

General.  We reported a net loss of $3.1 million for the year ended September 30, 2010 compared to net income of $1.0 million for the year ended September 30, 2009.  The primary reasons for the $4.1 million decrease in our results of operations in fiscal 2010 compared to fiscal 2009 were increases in the provision for loan losses of $7.1 million, as well as a $2.6 million increase in other expenses, which was partially offset by a $3.5 million increase in net interest income and a $2.1 million reduction in income tax expense. The increase in other expenses in fiscal 2010 compared to fiscal 2009 primarily was the result of a $1.8 million increase in other REO expense and a $621,000 increase in federal deposit insurance premium.

Interest and Dividend Income.  Our total interest and dividend income amounted to $33.1 million for the year ended September 30, 2010 compared to $34.7 million for the year ended September 30, 2009.  The primary reason for the $1.6 million decrease in interest and dividend income in fiscal 2010 compared to fiscal 2009 was a $1.6 million, or 4.8%, decrease in interest earned on loans.  The decrease in interest earned on loans in fiscal 2010 was due primarily to both a $13.7 million, or 2.3%, decrease in average loans and a 15 basis point decrease in the average yield earned on our loan portfolio in fiscal 2010 compared to fiscal 2009.  Our interest earned on deposits in other institutions decreased by $27,000 to $38,000 in the fiscal year ended September 30, 2011 compared to $65,000 in fiscal 2009.  The primary reason for the decrease in fiscal 2010 compared to fiscal 2009 was a 27 basis point decrease in the average yield earned on deposits in other banks.  Interest income on investment securities increased by $100,000, or 10.8%, in fiscal 2010 compared to fiscal 2009.  The increase in interest income on investment securities in fiscal 2010 was due to a $5.8 million, or 20.8%, increase in the average balance of our investment securities portfolio.

Interest Expense.  Our total interest expense amounted to $13.6 million for the year ended September 30, 2010 compared to $18.7 million for the year ended September 30, 2009, a decrease of $5.0 million or 27.0%.  The reason for the decrease in interest expense in fiscal 2010 compared to fiscal 2009 was an 85 basis point decrease in average rate paid on total deposits.  The average balance of our total deposits increased by $37.6 million, or 7.8%, in fiscal 2010 compared to fiscal 2009 due primarily to an $18.7 million increase in the average balance of certificates of deposit together with a $10.8 million increase in the average balance of demand and NOW accounts.  Our expense on borrowings amounted to $3.5 million in fiscal 2010 compared to $5.2 million in fiscal 2009, a decrease of $1.7 million or 32.2%.  The average balance of our borrowings decreased by $25.2 million in fiscal 2010 compared to fiscal 2009, and the average cost of borrowed funds decreased by 55 basis points to 4.37% during the year ended September 30, 2010.

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

Other Income.  Our other, or non-interest, income decreased by $72,000, or 3.6%, to $1.9 million for the year ended September 30, 2010 compared to $2.0 million for the year ended September 30, 2009.  The primary reasons for the decrease in other income in fiscal 2010 compared to fiscal 2009 were a $165,000 decrease in DDA fee income.  There was a $48,000 decrease in other fee income which correlates with the 7.8% decrease in the Bank’s loan portfolio.  Additionally, there was a decrease of $50,000 on gain on sale of investments and fixed assets.  These decreases in these items of other income were partially offset by an increase of $19,000 in debit card fees, a $39,000 increase in REO rental income, a net increase of $83,000 on gain/loss on sale of REO and a $49,000 increase in bank owned life insurance (“BOLI”) income.

Other Expenses.  Our other, or non-interest, expenses increased by $2.6 million, or 18.0%, to $17.1 million for the year ended September 30, 2010 compared to $14.5 million for the year ended September 30, 2009.  Other expenses increased in fiscal 2010 compared to fiscal 2009 primarily due to a $1.8 million increase in other REO expense and a $621,000 increase in FDIC insurance premiums.  This was partially offset by a $48,000 decrease in salary and employee benefits expenses and a $30,000 decrease in occupancy expense.  The other REO expense incurred in the fiscal year ended September 30, 2010 was due primarily to aggregate write-downs of $2.1 million in the carrying value of certain parcels of REO.  Our advertising expense increased by $62,000, or 9.2%, to $736,000 in the year ended September 30, 2010 compared to $674,000 in the year ended September 30, 2009.   We increased our marketing efforts in fiscal 2010 with added television and billboard advertising as well as increasing our newspaper and direct mail promotional efforts.  Our data processing expenses increased by $252,000 or 20.8% to $1.5 million in the year ended September 30, 2010 compared to $1.2 million in the year ended September 30, 2009.  This increase primarily consisted of a $160,000 increase in various software and maintenance costs associated with the Bank’s core processing conversion.  In addition, our other operating expenses decreased by $46,000, or 2.3%, in fiscal 2010 compared to fiscal 2009 primarily due to a $153,000 decrease in new account opening costs associated with a high interest promotional checking account product offered during fiscal year 2009. During fiscal year 2010, the interest rate on this product was reduced to near market levels, resulting in a reduction in the number of new accounts opened, and the corresponding new account opening costs. This decrease was partially offset by an increase of $41,000 in stationery, printing and office supplies associated with the opening of the Concordville branch and $41,000 in regulatory assessments.

Income Tax Expense.  We recorded an income tax benefit of $1.9 million for the year ended September 30, 2010 compared to income tax expense of $242,000 for the year ended September 30, 2009.  The income tax benefit recorded in fiscal 2010 was due primarily to the decrease in pre-tax income.  Our effective Federal tax rate was 37.7% for the year ended September 30, 2010 compared to 19.3% for the year ended September 30, 2009.  During fiscal 2010, we further reduced our effective tax rate primarily through increased tax-exempt BOLI income and contributions to organizations for which we received a credit for purposes of our Pennsylvania income taxes, including the Malvern Federal Charitable Foundation.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At September 30, 2011, our cash and cash equivalents amounted to $33.5 million.  In addition, at such date our available for sale investment securities amounted to $74.4 million.

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At September 30, 2011, we had certificates of deposit maturing within the next 12 months amounting to $97.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be redeposited with us.  For the year ended September 30, 2011, the average balance of our outstanding FHLB advances was $49.9 million.  At September 30, 2011, we had $49.1 million in outstanding long-term FHLB advances and we had $313.0 million in potential FHLB advances available to us.  In addition, at September 30, 2011, we had a $50.0 million line of credit with the FHLB, of which none was outstanding.

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

Payments Due Under Contractual Obligations

The following table presents information relating to the Company’s payments due under contractual obligations as of September 30, 2011.

	Payments Due by Period
	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in thousands)
Long-term debt obligations	$-	$1,098	$-	$48,000	$49,098
Certificates of deposit	97,525	133,678	39,947	43,368	314,518
Operating lease obligations	279	558	451	4,763	6,051
Total contractual obligations	$97,804	$135,334	$40,398	$96,131	$369,667

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

The contractual amounts of commitments to extend credit represent the amounts of potential accounting loss should the contract be fully drawn upon, the customer defaults and the value of any existing collateral becomes worthless.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  Financial instruments whose contract amounts represent credit risk at September 30, 2011 and 2010 are as follows:

	September 30,
	2011	2010
	(Dollars in thousands)
Commitments to extend credit:(1)
Future loan commitments	$7,309	$4,959
Undisbursed construction loans	7,698	34,840
Undisbursed home equity lines of credit	23,656	25,374
Undisbursed Commercial lines of credit	4,910	7,522
Overdraft protection lines	823	866
Standby letters of credit	3,998	3,809
Total commitments	$48,394	$77,370

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

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” The purpose of this amendment is to simplify how entities test goodwill for impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect that the adoption of ASU 2011-08 will have an impact on the Company’s statements of operations and financial condition. The Bank elected not to early adopt this update.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have an impact on the Company’s statements of operations, financial condition or cash flows as it only requires a change in the format of the current presentation.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of operations and financial condition.

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

Item 8.  Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Malvern Federal Bancorp, Inc. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Malvern Federal Bancorp, Inc. and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2011. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Malvern Federal Bancorp, Inc. and its subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three year period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ ParenteBeard LLC

Philadelphia, Pennsylvania
December 20, 2011

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition
September 30, 2011 and 2010

	2011	2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from depository institutions	$13,490	$15,045
Interest bearing deposits in depository institutions	20,006	66,350
Cash and Cash Equivalents	33,496	81,395
Investment securities available for sale, at fair value	74,389	40,719
Investment securities held to maturity (fair value of $4,024 and $4,925, respectively)	3,797	4,716
Restricted stock, at cost	5,349	6,567
Loans receivable, net of allowance for loan losses of $10,101 and $8,157, respectively	506,019	547,323
Other real estate owned	8,321	5,315
Accrued interest receivable	1,897	2,113
Property and equipment, net	8,165	8,765
Deferred income taxes, net	7,465	4,462
Bank-owned life insurance	14,760	14,213
Other assets	2,910	4,918
Total Assets	$666,568	$720,506

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$19,833	$18,503
Deposits-interest-bearing	534,622	578,355
Total Deposits	554,455	596,858
FHLB advances	49,098	55,334
Advances from borrowers for taxes and insurance	651	585
Accrued interest payable	233	267
Other liabilities	1,847	1,255
Total Liabilities	606,284	654,299

Commitments and Contingencies	-	-

Shareholders’ Equity
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in-capital	25,889	25,912
Retained earnings	36,637	42,830
Treasury stock-at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,178)	(2,299)
Accumulated other comprehensive income	351	179
Total Shareholders’ Equity	60,284	66,207
Total Liabilities and Shareholders’ Equity	$666,568	$720,506

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest and Dividend Income
Loans, including fees	$28,185	$32,085	$33,711
Investment securities, taxable	1,487	990	848
Investment securities, tax-exempt	23	35	77
Interest-bearing cash accounts	31	38	65
Total Interest and Dividend Income	29,726	33,148	34,701

Interest Expense
Deposits	8,453	10,114	13,478
Short-term borrowings	-	8	-
Long-term borrowings	1,745	3,519	5,203
Total Interest Expense	10,198	13,641	18,681

Net Interest Income	19,528	19,507	16,020

Provision for Loan Losses	12,392	9,367	2,280

Net Interest Income after Provision for Loan Losses	7,136	10,140	13,740

Other Income
Service charges and other fees	892	1,279	1,432
Rental income	267	254	255
Gain (loss) on sale of investments, net	-	(13)	29
Gain on disposal of fixed assets	-	-	8
Gain (loss) on sale of other real estate owned, net	23	(142)	(225)
Earnings on bank-owned life insurance	547	563	514
Total Other Income	1,729	1,941	2,013

Other Expense
Salaries and employee benefits	6,397	6,396	6,444
Occupancy expense	2,150	1,834	1,864
Federal deposit insurance premium	1,141	1,391	770
Advertising	737	736	674
Data processing	1,132	1,464	1,212
Professional fees	1,832	1,037	1,014
Other real estate owned expense	3,209	2,302	532
Other operating expenses	1,958	1,945	1,991
Total Other Expenses	18,556	17,105	14,501

Income (Loss) before income tax (benefit) expense	(9,691)	(5,024)	1,252

Income tax (benefit) expense	(3,579)	(1,895)	242

Net (Loss) Income	$(6,112)	$(3,129)	$1,010

Basic (Loss) Earnings Per Share	$(1.04)	$(0.53)	$0.17

Dividends Declared Per Share	$0.03	$0.12	$0.14

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years Ended September 30, 2011, 2010, and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except per share data)
Balance, October 1, 2008	$62	$25,959	$45,663	$-	$(2,571)	$(278)	$68,835

Comprehensive Income:

Net Income	-	-	1,010	-	-	-	1,010
Net change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	299	299
Total Comprehensive Income	-	-	-	-	-	-	1,309
Treasury stock purchased (2,000 shares)	-	-	-	(19)	-	-	(19)
Cash dividends declared ($0.14 per share)	-	-	(387)	-	-	-	(387)
Committed to be released ESOP shares (13,404 shares)	-	(22)	-	-	126	-	104
Balance, September 30, 2009	62	25,937	46,286	(19)	(2,445)	21	69,842

Comprehensive Loss:

Net Loss	-	-	(3,129)	-	-	-	(3,129)
Net change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect	-	-	-	-	-	158	158

Total Comprehensive Loss	-	-	-	-	-	-	(2,971)
Treasury stock purchased (48,000 shares)	-	-	-	(458)	-	-	(458)
Cash dividends paid ($0.12 per share)	-	-	(327)	-	-	-	(327)
Committed to be released ESOP shares (13,404 shares)	-	(25)	-	-	146	-	121
Balance, September 30, 2010	62	25,912	42,830	(477)	(2,299)	179	66,207

Comprehensive Loss:

Net Loss	-	-	(6,112)	-	-	-	(6,112)
Net change in unrealized gain on securities available for sale, net of taxes	-	-	-	-	-	172	172
Total Comprehensive Loss	-	-	-	-	-	-	(5,940)
Cash dividends paid ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (13,404 shares)	-	(23)	-	-	121	-	98
Balance, September 30, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended September 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(6,112)	$(3,129)	$1,010
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation expense	826	803	922
Provision for loan losses	12,392	9,367	2,280
Deferred income taxes benefit	(3,091)	(2,212)	(260)
ESOP expense	98	121	104
Amortization (accretion) of premiums and discounts on investments securities, net	(61)	(107)	(98)
Amortization of mortgage servicing rights	6	158	142
Net (gain) loss on sale of investment securities available for sale	-	13	(29)
Net gain on disposal of fixed assets	-	-	(8)
(Gain) loss on sale of other real estate owned	(23)	142	225
Write down of other real estate owned	2,455	2,122	216
Decrease in accrued interest receivable	216	113	227
Decrease in accrued interest payable	(34)	(440)	(187)
(Decrease) increase in other liabilities	592	(2,475)	2,850
Earnings on bank-owned life insurance	(547)	(563)	(514)
(Increase) decrease in other assets	913	(1,210)	(564)
Decrease (increase) in prepaid FDIC assessment	1,087	(2,089)	(135)
Amortization of loan origination fees and costs	(896)	(964)	(1,033)
Net Cash Provided by (Used in) by Operating Activities	7,821	(350)	5,148
Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	949	153	370
Investment securities available for sale	37,955	20,130	13,076
Proceeds from sales, investment securities available for sale	-	192	1,150
Purchases of investment securities held to maturity	-	-	(2,370)
Purchases of investment securities available for sale	(71,333)	(33,636)	(18,715)
Loan purchases	(32,368)	(21,359)	(60,315)
Loan originations and principal collections, net	49,718	55,987	31,191
Proceeds from sale of other real estate owned	7,022	1,506	538
Purchase of other real estate owned	-	-	(777)
Purchases of bank-owned life insurance	-	-	(5,000)
Net decrease in restricted stock	1,218	-	329
Purchases of property and equipment	(227)	(1,185)	(277)
Net Cash (Used in) Provided by Investing Activities	(7,066)	21,788	(40,800)
Cash Flows from Financing Activities
Net (decrease) increase in deposits	(42,403)	80,347	63,018
Net decrease in short-term borrowings	-	-	(8,500)
Proceeds from long-term borrowings	-	3,000	5,000
Repayment of long-term borrowings	(6,236)	(47,287)	(10,677)
(Decrease) increase in advances from borrowers for taxes and insurance	66	(643)	(352)
Cash dividends paid	(81)	(327)	(415)
Treasury stock purchased	-	(458)	(19)
Net Cash (Used in) Provided by Financing Activities	(48,654)	34,632	48,055

Net Increase (Decrease) in Cash and Cash Equivalents	(47,899)	56,070	12,403

Cash and Cash Equivalents - Beginning	81,395	25,325	12,922
Cash and Cash Equivalents - Ending	$33,496	$81,395	$25,325
Supplementary Cash Flows Information
Interest paid	$10,232	$14,081	$18,869
Income taxes paid	$11	$1,485	$510
Non-cash transfer of loans to other real estate owned	$12,460	$3,210	$5,848

See notes to consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provide various banking services, primarily accepting deposits and originating residential and commercial mortgage loans, consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of September 30, 2011 and September 30, 2010, SAMG’s total assets were $42,000 and $35,000, respectively.  The net income of SAMG for the year ended September 30, 2011 was $8,000.  There was no income reported for SAMG for the year ended September 30, 2010.  The net loss of SAMG for the year ended September 30, 2009 was $17,000.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the then outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of $1.2 million), or 2.0% of the then outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.  In addition to the shares of Malvern Federal Bancorp, Inc. which it owns, Malvern Federal Mutual Holding Company was capitalized with $100,000 in cash.  The offering resulted in approximately $26.0 million in net proceeds.  An Employee Stock Ownership Plan (“ESOP”) was established which borrowed approximately $2.6 million from Malvern Federal Bancorp, Inc. to purchase 241,178 shares of common stock.  Principal and interest payments of the loan are being made quarterly over a term of 18 years at a fixed interest rate of 5.0%.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the audited consolidated financial statements as of September 30, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at and for the years ended September 30, 2011, 2010 and 2009 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

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
September 30, 2011, 2010 and 2009

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

The Company is required to maintain average reserve balances in vault cash with the Federal Reserve Bank based upon outstanding balances of deposit transaction accounts.  Based upon the Company’s outstanding transaction deposit balances, the Bank maintained a deposit account with the Federal Reserve Bank in the amount of $5.0 million and $4.9 million at September 30, 2011 and 2010, respectively.

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At September 30, 2011 and September 30, 2010, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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
September 30, 2011, 2010 and 2009

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

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

In addition, the allowance calculation methodology includes further segregation of loan classes into risk rating categories. The borrower’s overall financial condition, repayment sources, guarantors and value of collateral, if appropriate, are evaluated annually for commercial loans or when credit deficiencies arise, such as delinquent loan payments, for commercial and consumer loans. Credit quality risk ratings include categories of “pass,” “special mention,” “substandard” and “doubtful.” Assets classified as “Pass” are those protected by the current net worth and paying capacity of the obligor or by the value of the underlying collateral. Assets which do not currently expose the insured institution to sufficient risk to warrant classification as substandard or doubtful but possess certain identified weaknesses are required to be designated “special mention.” If uncorrected, the potential weaknesses may result in deterioration of the repayment prospects.  An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.   “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.”

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

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

Commercial Lending.  During fiscal 2010, the Company generally ceased originating new commercial or multi-family real estate mortgage loans and we are no longer purchasing whole loans or participation interests in commercial real estate or multi-family loans from other financial institutions. Commercial and multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences.  This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans.  Furthermore, the repayment of loans secured by commercial and multi-family real estate is typically dependent upon the successful operation of the related real estate project.  If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

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

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring may be modified by means of extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. We do not accrue interest on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with their restructured terms for a period of at least six months.  We continue to accrue interest on troubled debt restructurings which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms.  Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

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
September 30, 2011, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of September 30, 2011 and September 30, 2010, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Employee Benefit Plans

The Bank’s 401(k) plan allows eligible participants to set aside a certain percentage of their salaries before taxes.  The Company may elect to match employee contributions up to a specified percentage of their respective salaries in an amount determined annually by the Board of Directors.  The Company’s matching contribution related to the plan resulted in expenses of $54,000, $116,000, and $166,000, for fiscal 2011, 2010, and 2009, respectively.  There were no bonus matching contributions for fiscal years 2011 and 2010.

The Company also maintains a Supplemental Executive and a Director Retirement Plan (the “Plans”).  The accrued amount for the Plans included in other liabilities was $1.0 million and $893,000 at September 30, 2011 and 2010, respectively.  Distributions made for the fiscal year 2011 and 2010 were $29,000 and $25,000, respectively.  The expense associated with the Plans for the years ended September 30, 2011, 2010, and 2009 was $172,000, $167,000, and $148,000, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Advertising Costs

The Company follows the policy of charging the costs of advertising to expense as incurred.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  These calculations are based on many complex factors including estimates of the timing of reversals of temporary differences, the interpretation of federal income tax laws and a determination of the differences between the tax and the financial reporting basis of assets and liabilities.  Actual results could differ significantly from the estimates and interpretations used in determining the current and deferred income tax assets and liabilities.

A valuation allowance is required to be recognized if it is “more likely than not” that a portion of the deferred tax assets will not be realized.  The Company’s policy is to evaluate the deferred tax asset on a quarterly basis and record a valuation allowance for our deferred tax asset if we do not have sufficient positive evidence indicating that it is more likely than not that some or all of the deferred tax asset will be realized.

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

The components of other comprehensive income and related tax effects are as follows for the year ended September 30:

	2011	2010	2009
	(Dollars in thousands)
Unrealized holding gains on available for sale securities	$260	$226	$513
Reclassification adjustment for (gains) losses included in operations	-	13	(29)
Net Unrealized Gains	260	239	484
Income tax effect	88	81	185
Net of Tax Amount	$172	$158	$299

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 2 – Summary of Significant Accounting Policies (Continued)

Reclassifications

Certain reclassifications have been made to the previous years’ financial statements to conform to the current year’s presentation.  These reclassifications had no effect on the Company’s results of operations.

Recent Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Goodwill and Other (Topic 350) Testing Goodwill for Impairment.” The purpose of this amendment is to simplify how entities test goodwill for impairment. This amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. These amendments are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early application is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued.  The Company does not expect that the adoption of ASU 2011-08 will have an impact on the Company’s statements of operations and financial condition. The Bank elected not to early adopt this update.

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

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for interim and annual periods beginning on or after June 15, 2011.  The adoption of ASU No. 2011-02 did not have a material impact on the Company’s statements of operations and financial condition.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of September 30, 2011 and 2010 and for the years ended September 30, 2011, 2010 and 2009, the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Net (Loss) Income	$(6,112)	$(3,129)	$1,010

Weighted average shares outstanding	6,102,500	6,107,495	6,152,418
Average unearned ESOP shares	(203,184)	(216,590)	(229,997)
Weighted average shares outstanding – basic	5,899,316	5,890,905	5,922,421

Earnings (Loss) per share - basic	$(1.04)	$(0.53)	$0.17

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid. During the years ended September 30, 2011, 2010 and 2009, there were 13,404, 13,404, and 13,404 shares, respectively, committed to be released.  At September 30, 2011, there were 196,500 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.3 million.

Malvern Federal Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 5 - Investment Securities

At September 30, 2011 and 2010, the Company’s mortgage-backed securities consisted solely of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at either date.

Investment securities available for sale at September 30, 2011 and 2010 consisted of the following:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government obligations	$4,998	$12	$-	$5,010
U.S. government agencies	23,874	98	(26)	23,946
FHLB notes	4,498	5	(7)	4,496
State and municipal obligations	952	31	(20)	963
Single issuer trust preferred security	1,000	-	(210)	790
Corporate debt securities	2,185	29	-	2,214
	37,507	175	(263)	37,419

Mortgage-backed securities:
FNMA:
Adjustable-rate	2,500	135	-	2,635
Fixed-rate	897	57	-	954
FHLMC:
Adjustable-rate	643	21	-	664
Fixed-rate	325	27	-	352
GNMA, adjustable-rate	147	4	-	151
CMO, fixed-rate	31,838	425	(49)	32,214
	36,350	669	(49)	36,970
	$73,857	$844	$(312)	$74,389

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 5 - Investment Securities (Continued)

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. government obligations	$4,997	$-	$-	$4,997
U.S. government agencies	12,706	41	(2)	12,745
FHLB notes	2,999	10	-	3,009
State and municipal obligations	1,199	26	(18)	1,207
Single issuer trust preferred security	1,000	-	(241)	759
Corporate debt securities	1,451	25	(1)	1,475
	24,352	102	(262)	24,192

Mortgage-backed securities:
FNMA:
Adjustable-rate	3,329	159	-	3,488
Fixed-rate	1,479	60	-	1,539
FHLMC:
Adjustable-rate	849	24	-	873
Fixed-rate	475	37	-	512
GNMA, adjustable-rate	165	4	-	169
CMO, fixed-rate	9,798	179	(31)	9,946
	16,095	463	(31)	16,527
	$40,447	$565	$(293)	$40,719

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 5 - Investment Securities (Continued)

There were no sales of investments during fiscal 2011.  Proceeds from sales of securities available for sale during fiscal 2010 were $192,000.  Gross losses of $13,000 were realized on these sales.  Proceeds from sales of securities available for sale during fiscal 2009 were $1.2 million.  Gross gains of $29,000 were realized on these sales.

Investment securities held to maturity at September 30, 2011 and 2010 consisted of the following:

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
GNMA, adjustable-rate	$231	$9	$-	$240
GNMA, fixed-rate	1	-	-	1
FNMA, fixed-rate	3,565	218	-	3,783
	$3,797	$227	$-	$4,024

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
GNMA, adjustable-rate	$265	$9	$-	$274
GNMA, fixed-rate	1	-	-	1
FNMA, fixed-rate	4,450	200	-	4,650
	$4,716	$209	$-	$4,925

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at September 30, 2011 and 2010 that were in an unrealized loss position.

	2011
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Investment Securities
Available for Sale:
U.S. government agencies	$6,971	$(26)	$-	$-	$6,971	$(26)
FHLB notes	994	(5)	997	(2)	1,991	(7)
State and municipal obligations	20	(20)	-	-	20	(20)
Single issuer trust preferred security	-	-	790	(210)	790	(210)
Mortgage-backed securities:
CMO, fixed-rate	6,077	(49)	-	-	6,077	(49)
	$14,062	$(100)	$1,787	$(212)	$15,849	$(312)

	2010
	Less than 12 Months		More than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Investment Securities
Available for Sale:
U.S. government agencies	$1,996	$(2)	$-	$-	$1,996	$(2)
State and municipal obligations	-	-	27	(18)	27	(18)
Single issuer trust preferred security	-	-	759	(241)	759	(241)
Corporate debt security	499	(1)	-	-	499	(1)
Mortgage-backed securities:
CMO, fixed-rate	967	(31)	-	-	967	(31)
	$3,462	$(34)	$786	$(259)	$4,248	$(293)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 5 - Investment Securities (Continued)

The Company had no securities classified as held to maturity which were in an unrealized loss position at September 30, 2011 and 2010.

As of September 30, 2011, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of September 30, 2011, the Company held six U.S. government agency securities, one tax-free municipal, two FHLB notes, five mortgage-backed securities and one single issuer trust preferred security, all of which were in an unrealized loss position.  The Company does not intend to sell and it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of September 30, 2011 represents other-than-temporary impairment.

At September 30, 2011, the gross unrealized loss of the single issuer trust preferred security improved by $31,000 from an unrealized loss at September 30, 2010 of $241,000 to an unrealized loss of $210,000 as of September 30, 2011. The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into fiscal September 2011, but slight signs of improvement have recently occurred that have slightly stabilized the market.  Management will continue to monitor the performance of this security and the markets to determine the true economic value of this security.

At September 30, 2011 and 2010 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at September 30, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Within 1 year	$23,316	$23,161	$-	$-
Over 1 year through 5 years	13,197	13,286	-	-
After 5 years through 10 years	(5)	(25)	-	-
Over 10 years	999	997	-	-
	37,507	37,419	-	-
Mortgage-backed securities	36,350	36,970	3,797	4,024
	$73,857	$74,389	$3,797	$4,024

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following at September 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Residential mortgage	$229,330	$230,966
Construction and Development:
Residential and commercial	26,005	30,429
Land	2,722	2,989
Total Construction and Development	28,727	33,418
Commercial:
Commercial real estate	131,225	143,095
Multi-family	5,507	6,493
Other	10,992	11,398
Total Commercial	147,724	160,986
Consumer:
Home equity lines of credit	20,735	19,927
Second mortgages	85,881	105,825
Other	788	1,086
Total Consumer	107,404	126,838

Total loans	513,185	552,208

Deferred loan cost, net	2,935	3,272
Allowance for loan losses	(10,101)	(8,157)

Total loans receivable, net	$506,019	$547,323

A summary of activity in the allowance for loan loss follows:

	September 30,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$8,157	$5,718	$5,505
Provision for loan losses	12,392	9,367	2,280
Charge-offs	(10,550)	(6,933)	(2,097)
Recoveries	102	5	30
Balance at end of year	$10,101	$8,157	$5,718

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table summarizes the primary classes of the allowance for loan losses, segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of and for the year ended September 30, 2011.
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157
Charge-offs	(2,478)	(1,307)	-	(2,460)	(164)	(278)	(166)	(3,691)	(6)	-	(10,550)
Recoveries	1	-	-	1	1	5	3	82	9	-	102
Provision	2,380	2,245	(14)	3,894	21	287	99	3,499	(9)	(10)	12,392
Ending Balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101

Ending balance: individually evaluated for impairment	$296	$870	$-	$751	$-	$20	$61	$356	$-	$-	$2,354
Ending balance: collectively evaluated for impairment	$1,162	$757	$49	$3,425	$49	$297	$159	$1,798	$16	$35	$7,747

Loans receivable:
Ending balance	$229,330	$26,005	$2,722	$131,225	$5,507	$10,992	$20,735	$85,881	$788		$513,185
Ending balance: individually evaluated for impairment	$1,651	$5,201	$-	$6,996	$-	$195	$60	$757	$-		$14,860
Ending balance: collectively evaluated for impairment	$227,679	$20,804	$2,722	$124,229	$5,507	$10,797	$20,675	$85,124	$788		$498,325

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of September 30, 2011 and 2010.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
September 30, 2011:
Residential mortgage	$1,627	$296	$24	$1,651	$1,651
Construction and Development:
Residential and commercial	2,033	870	3,168	5,201	5,201
Commercial:
Commercial real estate	5,005	751	1,991	6,996	6,996
Other	20	20	175	195	195
Consumer:
Home equity lines of credit	60	61	-	60	60
Second mortgages	440	356	317	757	757
Total impaired loans	$9,185	$2,354	$5,675	$14,860	$14,860

September 30, 2010:
Residential mortgage	$2,356	$865	$-	$2,356	$2,356
Construction and Development:
Residential and commercial	1,393	111	-	1,393	1,393
Commercial:
Commercial real estate	6,392	650	1,213	7,605	7,605
Multi-family	1,093	164	-	1,093	1,093
Consumer:
Home equity lines of credit	189	136	-	189	189
Second mortgages	2,391	1,141	1,010	3,401	3,401
Total impaired loans	$13,814	$3,067	$2,223	$16,037	$16,037

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized during the year ended September 30, 2011 and 2010.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)
Year Ended September 30, 2011:
Residential mortgage	$1,978	$8	$126
Construction and development:
Residential and commercial	2,386	136	1,805
Commercial:
Commercial real estate	8,736	369	451
Multi-family	138	-	-
Other	32	7	7
Consumer:
Home equity lines of credit	102	4	13
Second mortgages	1,009	25	42
Total	$14,381	$549	$2,444

Year Ended September 30, 2010:
Residential mortgage	$1,673	$22	$83
Construction and development:
Residential and commercial	3,963	-	286
Commercial:
Commercial real estate	4,954	265	257
Multi-family	1,085	32	41
Other	419	-	-
Consumer:
Home equity lines of credit	238	1	1
Second mortgage	1,891	42	47
Second mortgages	1	-	-
Total	$14,224	$362	$715
Year Ended September 30, 2009:
Residential mortgage	$3,789	$234	$217
Construction and development:
Residential and commercial	7,199	231	527
Commercial:
Commercial real estate	785	56	6
Other	36	2	3
Consumer:
Home equity lines of credit	407	19	10
Second mortgages	2,069	156	97
Second mortgages	1	-	-
Total	$14,286	$698	$860

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of September 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

Residential mortgage	$225,498	$197	$3,635	$-	$229,330
Construction and Development:
Residential and commercial	15,514	2,579	7,042	870	26,005
Land	662	900	1,160	-	2,722
Commercial:
Commercial real estate	108,267	6,645	16,088	225	131,225
Multi-family	4,910	-	597	-	5,507
Other	9,190	1,004	798	-	10,992
Consumer:
Home equity lines of credit	20,621	16	98	-	20,735
Second mortgages	82,425	1,335	2,121	-	85,881
Other	779	9	-	-	788
Total	$467,866	$12,685	$31,539	$1,095	$513,185

The following table presents loans that are no longer accruing interest by portfolio class.

	September 30,
	2011	2010
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$2,866	$8,354
Construction and Development:
Residential and commercial	6,617	1,393
Commercial:
Commercial real estate	1,765	4,476
Multi-family	-	1,093
Other	229	-
Consumer:
Home equity lines of credit	61	457
Second mortgages	1,377	4,085
Other	-	3
Total non-accrual loans	$12,915	$19,861

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $1.3 million, $1.4 million and $698,000 for fiscal 2011, 2010 and 2009, respectively.  There were no loans past due 90 days or more and still accruing interest at September 30, 2011 and 2010.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of September 30, 2011and 2010.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(Dollars in thousands)
September 30, 2011:
Residential mortgage	$225,705	$341	$418	$2,866	$3,625	$229,330
Construction and Development:
Residential and commercial	19,388	-	-	6,617	6,617	26,005
Land	2,722	-	-	-	-	2,722
Commercial:
Commercial real estate	129,265	-	195	1,765	1,960	131,225
Multi-family	5,507	-	-	-	-	5,507
Other	10,741	22	-	229	251	10,992
Consumer:
Home equity lines of credit	20,658	-	16	61	77	20,735
Second mortgages	82,803	1,074	627	1,377	3,078	85,881
Other	772	-	16	-	16	788
Total	$497,561	$1,437	$1,272	$12,915	$15,624	$513,185

September 30, 2010:
Residential mortgage	$220,934	$1,004	$674	$8,354	$10,032	$230,966
Construction and Development:
Residential and commercial	29,036	-	-	1,393	1,393	30,429
Land	2,989	-	-	-	-	2,989
Commercial:
Commercial real estate	137,843	776	-	4,476	5,252	143,095
Multi-family	5,400	-	-	1,093	1,093	6,493
Other	11,189	-	209	-	209	11,398
Consumer:
Home equity lines of credit	19,433	37	-	457	494	19,927
Second mortgages	100,132	1,122	486	4,085	5,693	105,825
Other	1,080	2	1	3	6	1,086
Total	$528,036	$2,941	$1,370	$19,861	$24,172	$552,208

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

As a result of adopting the amendments in ASU No. 2011-02 in the fourth quarter of fiscal 2011, the Company reassessed all restructured loans that occurred on or after October 1, 2010 and for which the borrower was determined to be troubled, for identification as troubled debt restructurings (“TDRs”). Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 450-20 for those receivables newly identified as impaired.

TDRs may be modified by means of extended maturity at below market adjusted interest rates, a combination of rate and maturity, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to interest only or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had $10.3 million and $12.0 million of TDRs at September 30, 2011 and 2010, respectively.  Eleven loans deemed TDRs with an aggregate balance of $7.4 million at September 30, 2011 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of September 30, 2011.  All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden.  Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions.  A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the year ended September 30, 2011 on loans modified as a TDR within the previous 12 months. The following table shows information on the troubled debt restructurings by loan portfolio as of September 30, 2011 and 2010.

	September 30,
	2011			2010
	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$1,061	$1,049	16	$2,279	$2,277
Construction and Development:
Land loans	2	1,169	1,160	2	1,170	1,170
Commercial:
Commercial real estate	7	7,986	7,919	5	7,742	7,742
Multi-family	-	-	-	1	612	612
Other	1	175	175	1	175	175
Consumer:
Home equity lines of credit	1	37	37	-	-	-
Total troubled debt restructurings	15	$10,428	$10,340	25	$11,978	$11,976

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

No additional funds are committed to be advanced in connection with impaired loans.

The following table sets forth the aggregate dollar amount of loans to principal officers, directors and their affiliates in the normal course of business of the Company for the year ended September 30, 2011 (dollars in thousands):

Balance at beginning of year	$1,160
New loans	-
Repayments	(543)
Balance at end of year	$617

At September 30, 2011, 2010 and 2009, the Company was servicing loans for the benefit of others in the amounts of $23.1 million, $29.9 million and $37.4 million, respectively.  A summary of mortgage servicing rights included in other assets and the activity therein follows for the years ended September 30:

	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$134	$292	$434
Amortization	(6)	(158)	(83)
Addition	-	-	(59)
Balance at end of year	$128	$134	$292

For sales prior to 2010, the fair value of servicing rights was determined using a base discount rate of 9.50% and prepayment speeds ranging from 5.00% to 10.50%, depending upon the stratification of the specific right, and a weighted average default rate of 1.92%.   There were no loan sales during fiscal 2011 and 2010.

No valuation allowance on servicing rights has been recorded at September 30, 2011, 2010, or 2009.

Note 7 - Property and Equipment

Property and equipment, net consisted of the following at September 30, 2011 and 2010:

	Estimated Useful Life (years)	2011	2010
		(Dollars in thousands)
Land	-	$711	$711
Building and improvements	10-39	11,289	12,272
Construction in process	-	5	23
Furniture, fixtures and equipment	3-7	3,659	6,650
		15,664	19,656
Accumulated depreciation		(7,499)	(10,891)
		$8,165	$8,765

Depreciation expense was approximately $826,000, $803,000 and $922,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 8 - Deposits

Deposits classified by interest rates with percentages to total deposits at September 30, 2011 and 2010 consisted of the following:

	2011		2010
	(Dollars in thousands)
Balances by interest rate:
Tiered passbooks (0.05% to 0.15%)	$26,710	4.82%	$25,479	4.27%
Regular passbooks (0.05% to 0.10%)	18,357	3.31	16,906	2.83
Money market accounts (0.20% to 0.65%)	86,315	15.57	80,980	13.57
Checking and NOW accounts (0.05% to 0.50%)	88,722	16.00	83,365	13.97
Non-Interest bearing demand	19,833	3.58	18,503	3.10
	239,937	43.28	225,233	37.74

Certificate accounts:
0% to 0.99%	39,591	7.14	24,241	4.06
1% to 1.99%	93,216	16.81	129,999	21.78
2% to 2.99%	130,983	23.62	119,666	20.05
3% to 3.99%	41,656	7.51	52,865	8.86
4% to 4.99%	7,934	1.43	43,187	7.23
5% to 5.99%	1,138	0.21	1,667	0.28
	314,518	56.72	371,625	62.26

Total	$554,455	100.00%	$596,858	100.00%

The total amount of certificates of deposit greater than $100,000 at September 30, 2011 and 2010 was $135.6 million and $160.7 million, respectively.  Currently, amounts above $250,000 are not insured by the Federal Deposit Insurance Corporation (“FDIC”).

Interest expense on deposits consisted of the following for the years ended September 30:

	2011	2010	2009
	(Dollars in thousands)
Savings accounts	$78	$110	$136
Checking and NOW accounts	519	845	1,321
Money market accounts	915	648	960
Certificates of deposit	6,941	8,511	11,061
Total deposits	$8,453	$10,114	$13,478

The following is a schedule of certificates of deposit maturities as of September 30, 2011 (dollars in thousands):

2012	$97,525
2013	102,380
2014	31,298
2015	27,524
2016	12,423
Thereafter	43,368
$314,518

Deposits from related parties held by the Company at September 30, 2011 and 2010 amounted to $390,000 and $2.4 million, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 9 - Borrowings

Under terms of its collateral agreement with the Federal Home Loan Bank of Pittsburgh (“FHLB”), the Company maintains otherwise unencumbered qualifying assets in an amount at least equal to its borrowings.

Under an agreement with the FHLB, the Company has a line of credit available in the amount of $50.0 million of which none was outstanding at September 30, 2011 and 2010.  The interest rate on the line of credit at September 30, 2011 and 2010 was 0.65% and 0.70%, respectively.  The line of credit is to mature February 28, 2012.

The summary of long-term borrowings as of September 30, 2011 and 2010 are as follows:

	Weighted Average Rate	2011	2010
	(Dollars in thousands)
Due by September 30:
2011	-%	$-	$5,237
2012	-	-	-
2013	1.43	1,098	2,097
2014	-	-	-
2015	-	-	-
2016	-	-	-
Thereafter	3.56	48,000	48,000
Total FHLB Advances	3.52%	$49,098	$55,334

At September 30, 2011, the Company had $49.1 million in outstanding long-term FHLB advances and $313.0 million in potential FHLB advances available to us, which is based on the amount of FHLB stock held or levels of other assets, including U.S. government securities, and certain mortgage loans which are available for collateral.

Note 10 - Fair Value Measurements

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

Level 1—Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2—
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 10 - Fair Value Measurements (Continued)

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results of current or future valuations.

FASB ASC Topic 825 “Financial Instruments” provides an option to elect fair value as an alternative measurement for selected financial assets and financial liabilities not previously recorded at fair value.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.

The tables below present the balances of assets measured at fair value on a recurring basis at September 30, 2011 and 2010:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,010	$5,010	$-	$-
U.S. government agencies	23,946	-	23,946	-
FHLB notes	4,496	-	4,496	-
State and municipal obligations	963	-	963	-
Single issuer trust preferred security	790	-	790	-
Corporate debt securities	2,214	-	2,214	-
Total investment securities available for sale	37,419	5,010	32,409	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,635	-	2,635	-
Fixed-rate	954	-	954	-
FHLMC:
Adjustable-rate	664	-	664	-
Fixed-rate	352	-	352	-
GNMA, adjustable-rate	151	-	151	-
CMO, fixed-rate-fate	32,214	-	32,214	-
Total mortgage-backed securities available for sale	36,970	-	36,970	-

Total	$74,389	$5,010	$69,370	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 10 - Fair Value Measurements (Continued)

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Investment securities available for sale:
Debt securities:
U.S. government obligations	$4,997	$4,997	$-	$-
U.S. government agencies	12,745	-	12,745	-
FHLB notes	3,009	-	3,009	-
State and municipal obligations	1,207	-	1,207	-
Single issuer trust preferred security	759	-	759	-
Corporate debt securities	1,475	-	1,475	-
Total investment securities available for sale	24,192	4,997	19,195	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	3,488	-	3,488	-
Fixed-rate	1,539	-	1,539	-
FHLMC:
Adjustable-rate	873	-	873	-
Fixed-rate	512	-	512	-
GNMA, adjustable-rate	169	-	169	-
CMO, fixed-rate	9,946	-	9,946	-
Total mortgage-backed securities available for sale	16,527	-	16,527	-

Total	$40,719	$4,997	$35,722	$-

For assets measured at fair value on a nonrecurring basis in fiscal 2011 and fiscal 2010 that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at September 30, 2011 and 2010:

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Other real estate owned	$3,382	$-	$-	$3,382
Impaired loans	6,831	-	-	6,831

Total	$10,213	$-	$-	$10,213

	September 30, 2010
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)
Other real estate owned	$4,716	$-	$-	$4,716
Impaired loans	10,747	-	-	10,747

Total	$15,463	$-	$-	$15,463

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 10 - Fair Value Measurements (Continued)

The table below presents a summary of activity in our other real estate owned during the year ended September 30, 2011 and 2010:

		Year Ended September 30, 2011
	Balance as of September 30, 2010	Additions	Sales, net	Write-downs	Balance as of September 30, 2011
	(Dollars in thousands)
Residential mortgage	$1,538	$4,894	$2,182	$378	$3,872
Construction and Development:
Residential and commercial	1,085	-	1,045	40	-
Commercial:
Commercial real estate	2,602	6,468	3,023	1,632	4,415
Multi-family	70	1,064	729	405	-
Other	20	34	20	-	34
Total	$5,315	$12,460	$6,999	$2,455	$8,321

		Year Ended September 30, 2010
	Balance as of September 30, 2009	Additions	Sales, net	Write-downs	Balance as of September 30, 2010
	(Dollars in thousands)
Residential mortgage	$1,567	$1,398	$775	$652	$1,538
Construction and Development:
Residential and commercial	197	1,320	196	236	1,085
Commercial:
Commercial real estate	4,006	345	592	1,157	2,602
Multi-family	-	147	-	77	70
Other	20	-	-	-	20
Consumer:
Second mortgages	85	-	85	-	-
Total	$5,875	$3,210	$1,648	$2,122	$5,315

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

The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2011 and 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since September 30, 2011 and 2010 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 10 - Fair Value Measurements (Continued)

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of September 30, 2011 or September 30, 2010.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 10 - Fair Value Measurements (Continued)

Other Real Estate Owned— Other real estate owned includes foreclosed properties securing commercial, residential and construction loans. Real estate properties acquired through foreclosure are initially recorded at the fair value of the property at the date of foreclosure. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value less estimated costs to sell. Fair value is generally based upon independent market prices or appraised value of the collateral. Our appraisals are typically performed by independent third party appraisers. For appraisals of commercial and construction properties, comparable properties within the area may not be available. In such circumstances, our appraisers will rely on certain judgments in determining how a specific property compares in value to other properties that are not identical in design or in geographic area. Our current portfolio of other real estate owned is comprised of such properties and, accordingly, we classify other real estate owned as Level 3 on a non-recurring basis.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 10 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of September 30, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,496	$33,496	$81,395	$81,395
Investment securities available for sale	74,389	74,389	40,719	40,719
Investment securities held to maturity	3,797	4,024	4,716	4,925
Loans receivable, net	506,019	527,628	547,323	564,936
Accrued interest receivable	1,897	1,897	2,113	2,113
Restricted stock	5,349	5,349	6,567	6,567
Mortgage servicing rights	128	128	134	134

Financial liabilities:
Savings accounts	45,067	45,067	42,385	42,385
Checking and NOW accounts	108,555	108,555	101,868	101,868
Money market accounts	86,315	86,315	80,980	80,980
Certificates of deposit	314,518	323,634	371,625	372,388
FHLB advances	49,098	53,643	55,334	58,208
Accrued interest payable	233	233	267	267

Note 11 - Income Taxes

Each quarter, the Company evaluates the realizability of its deferred tax assets (“DTA”).  As of September 30, 2011, the Company evaluated the negative and positive evidence factors bearing on whether it was more likely than not that the Company would realize the deferred tax asset, which factors included a tax basis loss in the most recent fiscal year, the uncertainty of short-term future earnings, and prudent, feasible and permissible tax planning strategies.  The Company accounts for income taxes using the asset and liability approach which recognizes the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.  This method also requires the recognition of future tax benefits, such as net operating loss carryforwards and other tax credits.  At September 30, 2011, our available net operating tax losses were approximately $7.9 million, which resulted in a deferred tax asset of $2.7 million.  These losses expire in September 30, 2031.

Valuation allowances are provided to reduce deferred tax assets to an amount that is more likely than not to be realized.  The company evaluates the likelihood of realizing our deferred tax asset by estimating sources of future taxable income and the impact of tax planning strategies.  The Company has considered future market growth, forecasted earnings, future taxable income and the mix or earnings in the jurisdictions in which we operate and prudent, feasible and permissible tax planning strategies in determining the realizability of deferred tax assets.  If we were to determine that we would not be able to realize a portion of our net deferred tax asset in the future for which there is no valuation allowance, an adjustment to the net deferred tax asset would be charged to earnings in the period such determination was made.  Conversely, if we were to make a determination that it is more likely than not that the deferred tax assets for which we had established a valuation allowance would be realized, the related valuation allowance would be reduced and a benefit to earnings would be recorded.   After weighing the various factors, management concluded that a valuation allowance was not necessary as of September 30, 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 11 – Income Taxes (Continued)

Deferred income taxes at September 30, 2011 and 2010 were as follows:

	2011	2010
	(Dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$3,434	$2,773
Nonaccrual interest	431	498
Write-down of real estate owned	298	780
AMT credit carryover	84	61
Low-income housing tax credit carryover	191	93
Supplement Employer Retirement Plan	352	303
Charitable contributions	247	227
State net operating loss	296	296
Net operating loss	2,702	-
Other	137	99
Total Deferred Tax Assets	8,172	5,130
Valuation allowance for state net operating loss	(296)	(296)
Total Deferred Tax Assets, Net of Valuation Allowance	$7,876	$4,834

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(180)	(92)
Depreciation	(28)	(96)
Mortgage servicing rights	(43)	(45)
Other	(160)	(139)
Total Deferred Tax Liabilities	(411)	(372)

Deferred Tax Assets, Net	$7,465	$4,462

Of these DTA, the carryforward periods for certain tax attributes are as follows:

●	Gross operating loss carryforwards of $7.9 million (net DTA of $2.7 million) to expire in the fiscal year ending September 30, 2031;

●	State operating loss carryforwards of $296,000 to expire in part during the fiscal years ending September 30, 2013 and 2014;

●	Low income housing credit carryforwards of $191,000 to expire in the fiscal years ending September 30, 2030 and 2031;

●	Minimum tax credit carryforward has no expiration date; and

●
Gross charitable contributions carryforwards of $715,000 for the fiscal year ended 2008 (net DTA of $243,000) to expire in the fiscal year ending September 30, 2013 and gross charitable contributions carryforwards of $10,000 for the fiscal year ended 2010 (net DTA of $4,000) to expire in the fiscal year ending September 30, 2015.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 11 – Income Taxes (Continued)

Prior to 2007, for federal income tax purposes, in accordance with Internal Revenue Code IRC Section 475, the Company recognized the change in unrealized gains (losses) on investment securities available for sale through current taxable income.  In 2007, the Company did not elect IRC Section 475.  The mark-to-market adjustment recorded at September 30, 2006 was recognized over four years in accordance with the IRC Code and was fully recognized at September 30, 2010.

Income tax (benefit) expense for the years ended September 30, 2011, 2010 and 2009 was comprised of the following:

	2011	2010	2009
	(Dollars in thousands)
Federal:
Current	$(488)	$301	$443
Deferred	(3,091)	(2,212)	(260)
	(3,579)	(1,911)	183
State, current	-	16	59
	$(3,579)	$(1,895)	$242

The following is a reconciliation between federal income tax at the statutory rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the years ended September 30, 2011, 2010 and 2009:

	2011	2010	2009
	(Dollars in thousands)

At federal statutory rate	$(3,295)	$(1,708)	$426
Adjustments resulting from:
State tax, net of federal benefit	-	11	39
Tax-exempt interest	(8)	(12)	(26)
Low-income housing credit	(41)	(41)	(41)
Earnings on bank-owned life insurance	(186)	(192)	(175)
Other	(49)	47	19
	$(3,579)	$(1,895)	$242

It is the Company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more like than not to be sustained upon examination by tax authorities.  As of September 30, 2011 and 2010, there were no material uncertain tax positions related to federal and state income tax matters.  The Company is currently open to audit under the statute of limitation by the Internal Revenue Service and state taxing authorities for the years ended September 30, 2008 to September 30, 2011.

The Company’s effective tax rate was 36.9%, 37.7%, and 19.3% in fiscal 2011, 2010 and 2009, respectively.

The Small Business Job Protection Act of 1996 provides for the repeal of the tax bad debt deduction computed under the percentage-of-taxable-income method.  Upon repeal, the Company was required to recapture into income, over a six-year period, the portion of its tax bad debt reserves that exceeds its base year reserves (i.e., tax reserves for tax years beginning before 1988).  The base year tax reserves, which may be subject to recapture if the Company ceases to qualify as a bank for federal income tax purposes, are restricted with respect to certain distributions and have been treated as a permanent tax difference.  The Company’s total tax bad debt reserves at September 30, 2011 and 2010 were approximately $1.6 million, of which $1.6 million represented the base year amount, and zero was subject to recapture.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 12 - Leases

Pursuant to the terms of non-cancelable operating lease agreements expiring in March 2015 and September 2030, pertaining to Company property, future minimum rent commitments are (Dollars in thousands):

Years ending September 30:
2012	$279
2013	279
2014	279
2015	237
2016	214
Thereafter	4,763
$6,051

The Company receives rents from the lease of office and residential space owned by the Company.  Future minimum rental commitments under these leases are (Dollars in thousands):

Years ending September 30:
2012	$278
2013	214
2014	170
2015	1
2016	-
$663

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

Letters of credit are conditional commitments issued by the Company guaranteeing payments of drafts in accordance with the terms of the letter of credit agreements.  Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  Collateral may be required to support letters of credit based upon management’s evaluation of the creditworthiness of each customer.  The credit risk involved in issuing letters of credit is substantially the same as that involved in extending loan facilities to customers.  Most letters of credit expire within one year.  At September 30, 2011 and 2011, the uncollateralized portion of the letters of credit extended by the Company was approximately $4.0 million and $3.8 million, respectively.  The current amount of the liability for guarantees under letters of credit was not material as of September 30, 2011 or 2010.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 13 – Commitments and Contingencies (Continued)

At September 30, 2011 and 2010, the following financial instruments were outstanding whose contract amounts represent credit risk:

	2011	2010
	(Dollars in thousands)
Commitments to extend credit:
Future loan commitments	$7,309	$4,959
Undisbursed construction loans	7,698	34,840
Undisbursed home equity lines of credit	23,656	25,374
Undisbursed commercial lines of credit	4,910	7,522
Overdraft protection lines	823	866
Standby letters of credit	3,998	3,809
Total Commitments	$48,394	$77,370

Commitments to grant loans at fixed rates at September 30, 2011 totaled $7.3 million, with such commitments being for loans with interest rates that ranged from 3.25% to 6.25%.  Commitments to grant loans at variable rates at September 30, 2011 totaled $41.1 million, with such commitments being for loans with initial interest rates that ranged from 3.51% to 8.44%.

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

The Company has employment contract with a member of executive management that in the event of a change in control of the Company, as defined, the Company’s liability would amount to approximately $611,000.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

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

Management believes, as of September 30, 2011 and 2010, that the Bank met all capital adequacy requirements to which it was subject.

As of September 30, 2011 and 2010, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Until recently, the Bank, the Company and the Mutual Holding Company were regulated by the Office of Thrift Supervision (the “OTS”). As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS was eliminated and, as of July 21, 2011, the regulatory oversight functions and authority of the OTS related to the Bank were transferred to the Office of the Comptroller of the Currency (the “OCC”) and the regulatory oversight functions and authority of the OTS related to the Holding Company and Mutual Holding Company, which  are savings and loan holding companies, were transferred to the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or the “FRB”).

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreement”) with the OTS (now, the OCC) that required compliance with certain items within specified timeframes as outlined in the Agreements.  With the exception of certain deviations, which we do not believe were significant, to the provisions regarding commercial loan originations, the Company and the Bank have operated in compliance with the Supervisory Agreements in all material respects.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 14 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011:
Tangible Capital (to tangible assets)	$49,681	7.54%	$> 9,878	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	49,681	7.54	>26,342	4.00	>32,928	5.00%
Tier 1 Capital (to risk-weighted assets)	49,681	10.76	>18,476	4.00	>27,714	6.00
Total risk-based Capital (to risk- weighted assets)	55,493	12.01	>36,952	8.00	>46,190	10.00

As of September 30, 2010:
Tangible Capital (to tangible assets)	$59,026	8.24%	$>10,739	1.50%	$-	N/A
Core Capital (to adjusted tangible assets)	59,026	8.24	>28,637	4.00	>35,796	5.00%
Tier 1 Capital (to risk-weighted assets)	59,026	11.83	>19,962	4.00	>29,944	6.00
Total risk-based Capital (to risk- weighted assets)	64,116	12.85	>39,925	8.00	>49,906	10.00

The following table presents a reconciliation of the Bank’s equity determined using accounting principles generally accepted in the United States of America (“US GAAP”) and its regulatory capital amounts as of September 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)

Bank GAAP equity	$53,321	$59,129
Disallowed portion of deferred tax asset	(3,350)	-
Net unrealized (loss) gain on securities available for sale, net of income taxes	(290)	(103)
Tangible Capital, Core Capital and Tier 1 Capital	49,681	59,026
Allowance for loan losses (excluding specific reserves of $1,259* and $3,067 for 2011 and 2010, respectively), (also excluding 1.25% of risk-weighted assets of $3,031 and $0 for 2011 and 2010, respectively)	5,812	5,090
Total Risk-Based Capital	$55,493	$64,116

* Specific reserves based on regulatory specifications

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 15 – Condensed Financial Information - Parent Company Only

Condensed Statements of Financial Condition
September 30, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Assets
Cash and Cash Equivalents	$1,799	$550
Investment in subsidiaries	53,321	59,129
Investment securities available for sale	2,640	3,782
Loans receivable, net	2,315	2,420
Deferred income taxes, net	212	188
Other assets	559	185
Total Assets	$60,846	$66,254

Liabilities
Accounts payable	$562	$47

Shareholders’ Equity	60,284	66,207
Total Liabilities and Shareholders’ Equity	$60,846	$66,254

Condensed Statements of Operations

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Income
Interest income	$210	$257	$294
Total Interest Income	210	257	294

Gain on sale of investment securities	-	-	2

Expense
Other operating expenses	58	58	36
Total Other Expenses	58	58	36

Gain before Equity in Undistributed Net (Loss) Income of Subsidiaries and Income Tax (Expense) Benefit	152	199	260

Equity in Undistributed Net (Loss) Income of Subsidiaries	(6,094)	(3,341)	852

Income tax (expense) benefit	170	(13)	(102)

Net (Loss) Income	$(6,112)	$(3,129)	$1,010

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2011, 2010 and 2009

Note 15 – Condensed Financial Information - Parent Company Only (continued)

Condensed Statements of Cash Flows

	Year Ended September 30,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(6,112)	$(3,129)	$1,010
Undistributed net loss (income) of subsidiaries	6,094	3,341	(852)
Deferred income taxes, net	(30)	9	144
ESOP shares committed to be released	98	121	104
Amortization of discounts on investment securities	(4)	(1)	(4)
Net gain on sale of investment securities	-	-	(2)
Increase (decrease) in other liabilities	14	(36)	83
Other assets	40	(14)	(314)
Net Cash Provided by Operating Activities	100	291	169

Cash Flows from Investing Activities
Proceeds from maturities and principal collection on investments available for sale, net	742	475	483
Purchases of investment securities	(3,290)	(2,207)	(243)
Calls, sales of investment securities	3,673	1,300	508
Loan originations and principal collections, net	105	100	95
Net Cash Provided by (Used in) Investing Activities	1,230	(332)	843

Cash Flows from Financing Activities
Treasury stock repurchase	-	(458)	(19)
Cash dividends paid	(81)	(327)	(415)
Net Cash (Used in) Financing Activities	(81)	(785)	(434)

Net Increase (Decrease) in Cash and Cash Equivalents	1,249	(826)	578

Cash and Cash Equivalents - Beginning	550	1,376	798

Cash and Cash Equivalents - Ending	$1,799	$550	$1,376

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A.  Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s controls over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2011.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required herein is incorporated by reference from the information contained in the sections captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive  proxy statement for the 2012 Annual Meeting of Shareholders to be held in February 2012 (the “Proxy Statement”).

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

(3)           Exhibits

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description	Location
3.1	Charter of Malvern Federal Bancorp, Inc.	(1)
3.2	Bylaws of Malvern Federal Bancorp, Inc.	(2)
3.3	Amendment to the Bylaws of Malvern Federal Bancorp, Inc.	(3)
4.0	Form of Stock Certificate of Malvern Federal Bancorp, Inc.	(1)
10.1	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and F. Claire Hughes, Jr.*	(4)
10.2	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Bank and Joseph E. Palmer, Jr.*	(4)
10.3	Amended and Restated Director Retirement Agreement between Malvern Federal Savings Banks and John B. Yerkes, Jr.*	(4)
10.4	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Ronald Anderson*	(4)
10.5	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and Dennis Boyle*	(4)
10.6	Amended and Restated Supplemental Executive Retirement Plan Agreement between Malvern Federal Savings Bank and William E. Hughes, Jr.*	(4)
10.7	Employment Agreement Among Malvern Federal Bancorp, Inc., Malvern Federal Savings Bank and Ronald Anderson*	(5)
10.8	Supervisory Agreement by and through the Board of Directors of Malvern Federal Savings Bank and the Office of Thrift Supervision, dated October 19, 2010	(6)
10.9	Supervisory Agreement by and through the Boards of Directors of Malvern Federal Bancorp, Inc. and Malvern Federal Mutual Holding Company and the Office of Thrift Supervision, dated October 19, 2010	(6)
23.0	Consent of ParenteBeard LLC	Filed herewith
31.1	Rule 13(a)-14(a) Certification of the Chief Executive Officer	Filed herewith
31.2	Rule 13(a)-14(a) Certification of the Chief Financial Officer	Filed herewith
32.0	Section 1350 Certification	Filed herewith
101.INS	XBRL Instance Document. ** ***
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.**

* **
Denotes a management contract or compensatory plan or arrangement.
These interactive data files are being furnished as part of this Current Report, and, in accordance with Rule 402 of Regulation S-T, shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

***
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Financial Condition at September 30, 2011 and 2010, (ii) the Consolidated Statement of Operations for the years ended September 30, 2011, 2010 and 2009, (iii) the Consolidated Statement of Changes in Shareholders’ Equity for the years ended September 30, 2011, 2010 and 2009, (iv) the Consolidated Statement of Cash Flows for the years ended September 30, 2011, 2010 and 2009 and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

MALVERN FEDERAL BANCORP, INC.

December 20, 2011	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Ronald Anderson	Director, President and Chief Executive Officer (principal executive officer)	December 20, 2011
Ronald Anderson

/s/ F. Claire Hughes, Jr.	Chairman of the Board	December 20, 2011
F. Claire Hughes, Jr.
/s/ John B. Yerkes, Jr.	Vice Chairman of the Board	December 20, 2011
John B. Yerkes, Jr.
/s/ Joseph E. Palmer, Jr.	Director	December 20, 2011
Joseph E. Palmer, Jr.
/s/ Kristin S. Camp	Director	December 20, 2011
Kristin S. Camp
/s/ George E. Steinmetz	Director	December 20, 2011
George E. Steinmetz
/s/ Therese Woodman	Director	December 20, 2011
Therese Woodman
/s/ Stephen P. Scartozzi	Director	December 20, 2011
Stephen P. Scartozzi
/s/ Dennis Boyle	Senior Vice President and Chief Financial Officer (principal financial and accounting officer)	December 20, 2011
Dennis Boyle