Form 10-Q
period 2011-12-31
MALVERN FEDERAL BANCORP INC
filed 2012-02-14
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended:  December 31, 2011
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

    Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of February 14, 2012, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	December 31, 2011	September 30, 2011
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$8,550	$13,490
Interest bearing deposits in depository institutions	49,291	20,006
Cash and Cash Equivalents	57,841	33,496
Investment securities available for sale, at fair value	81,164	74,389
Investment securities held to maturity (fair value of $3,796 and $4,024 respectively)	3,569	3,797
Restricted stock, at cost	5,081	5,349
Loans receivable, net of allowance for loan losses of $9,015 and $10,101, respectively	477,528	506,019
Other real estate owned	6,431	8,321
Accrued interest receivable	1,805	1,897
Property and equipment, net	8,068	8,165
Deferred income taxes, net	6,970	7,465
Bank-owned life insurance	14,894	14,760
Other assets	2,940	2,910

Total Assets	$666,291	$666,568

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$20,707	$19,833
Deposits-interest-bearing	530,574	534,622
Total Deposits	551,281	554,455
FHLB advances	48,846	49,098
Advances from borrowers for taxes and insurance	2,306	651
Accrued interest payable	254	233
Other liabilities	1,947	1,847
Total Liabilities	604,634	606,284

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in capital	25,873	25,889
Retained earnings	37,888	36,637
Treasury stock—at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,142)	(2,178)
Accumulated other comprehensive income	453	351
Total Shareholders’ Equity	61,657	60,284

Total Liabilities and Shareholders’ Equity	$666,291	$666,568

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands, except per share data)

Interest and Dividend Income

Loans, including fees	$6,427	$7,345
Investment securities, taxable	432	336
Investment securities, tax-exempt	4	7
Interest-bearing cash accounts	9	12
Total Interest and Dividend Income	6,872	7,700

Interest Expense

Deposits	1,853	2,451
Long-term borrowings	434	452
Total Interest Expense	2,287	2,903

Net Interest Income	4,585	4,797

(Credit) Provision for Loan Losses	(300)	1,900

Net Interest Income after (Credit) Provision for Loan Losses	4,885	2,897

Other Income

Service charges and other fees	277	241
Rental income	66	63
Gain on sale of investments, net	455	-
Gain (loss) on sale of other real estate owned, net	38	(26)
Earnings on bank-owned life insurance	134	143
Total Other Income	970	421

Other Expense

Salaries and employee benefits	1,589	1,515
Occupancy expense	508	537
Federal deposit insurance premium	232	383
Advertising	186	194
Data processing	294	291
Professional fees	455	387
Other real estate owned expense	293	697
Other operating expenses	487	499
Total Other Expenses	4,044	4,503

Income (Loss) before income tax expense (benefit)	1,811	(1,185)

Income tax expense (benefit)	560	(446)

Net Income (Loss)	$1,251	$(739)

Basic Earnings (Loss) Per Share	$0.21	$(0.13)

Dividends Declared Per Share	$0.00	$0.03

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands)

Net Income (Loss)	$1,251	$(739)

Other Comprehensive Income (Loss):
Changes in net unrealized gains on securities available for sale	609	(1,140)
Gains realized in net income	(455)	-
	154	(1,140)
Deferred income tax effect	(52)	388
Total other comprehensive income (loss)	102	(752)
Total comprehensive income (loss)	$1,353	$(1,491)

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(Dollars in thousands, except share and per share data)
Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207
Comprehensive Loss:
Net Loss	-	-	(739)	-	-	-	(739)
Net change in unrealized loss on securities available for sale, net of taxes	-	-	-	-	-	(752)	(752)
Total Comprehensive Loss	-	-	-	-	-	-	(1,491)
Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)
Committed to be released ESOP shares (3,351 shares)	-	(16)	-	-	12	-	(4)
Balance, December 31, 2010	$62	$25,896	$42,010	$(477)	$(2,287)	$(573)	$64,631

Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284
Comprehensive Income:
Net Income	-	-	1,251	-	-	-	1,251
Net Change in unrealized gain on securities available for sale, net of taxes	-	-	-	-	-	102	102
Total Comprehensive Income	-	-	-	-	-	-	1,353
Committed to be released ESOP shares (3,351 shares)	-	(16)	-	-	36	-	20
Balance, December 31, 2011	$62	$25,873	$37,888	$(477)	$(2,142)	$453	$61,657

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income (loss )	$1,251	$(739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	186	216
(Credit) provision for loan losses	(300)	1,900
Deferred income taxes expense (benefit)	442	(244)
ESOP expense	20	(4)
(Accretion) of premiums and discounts on investment securities, net	(71)	(68)
Amortization (accretion) of mortgage servicing rights	11	(21)
Net gain on sale of investment securities available for sale	(455)	-
(Gain) loss on sale of other real estate owned	(38)	26
Write down of other real estate owned	111	430
Amortization of loan origination fees and costs	(338)	(306)
Decrease (increase) in accrued interest receivable	92	(9)
Increase (decrease) in accrued interest payable	21	(28)
Increase (decrease) in other liabilities	100	(77)
Earnings on bank-owned life insurance	(134)	(143)
(Increase) decrease in other assets	(263)	71
Decrease in prepaid FDIC assessment	222	368
Net Cash Provided by Operating Activities	857	1,372

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	255	442
Investment securities available for sale	8,181	5,610
Proceeds from sales of investment securities available for sale	13,928	-
Purchases of investment securities available for sale	(17,560)	(41,680)
Loan purchases	(5,632)	(3,424)
Loan originations and principal collections, net	23,981	16,308
Proceeds from sale of other real estate owned	1,926	2,960
Net decrease in restricted stock	268	328
Purchases of property and equipment	(88)	(152)
Net Cash Provided by (Used in) Investing Activities	25,259	(19,608)

Cash Flows from Financing Activities
Net decrease in deposits	(3,174)	(23,010)
Repayment of long-term borrowings	(252)	(5,485)
Increase in advances from borrowers for taxes and insurance	1,655	1,074
Cash dividends paid	-	(81)
Net Cash Used in Financing Activities	(1,771)	(27,502)

Net Increase (Decrease) in Cash and Cash Equivalents	24,345	(45,738)

Cash and Cash Equivalents - Beginning	33,496	81,395
Cash and Cash Equivalents - Ending	$57,841	$35,657

Supplementary Cash Flows Information
Interest paid	$2,266	$2,931
Income taxes paid	$-	$-
Non-cash transfer of loans to other real estate owned	$109	$1,578
Non-cash transfer of loans to investment securities available for sale	$10,671	$-

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provide various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of December 31, 2011 and September 30, 2011, SAMG’s total assets were $42,000 and $42,000, respectively.  There was no income reported for SAMG for the three months ended December 31, 2011.  For the three months ended December 31, 2010 the net income for SAMG was $ $8,000.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On January 17, 2012, the Company, the Bank and the Mutual Holding Company announced that they had adopted a Plan of Conversion and Reorganization pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of December 31, 2011.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at December 31, 2011, and September 30, 2011 and for the three months ended December 31, 2011 and 2010 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012, or any other period.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester and Delaware Counties, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, its debtor’s abilities to honor their contracts is influenced by, among other factors, the region’s economy.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At December 31, 2011 and September 30, 2011, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loan Servicing

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value.  Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses.  Capitalized servicing rights are reported in other assets and are amortized into non-interest expense in proportion to, and over the period of, the estimated future net servicing income of the underlying financial asset.

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

Troubled Debt Restructurings

Loans whose terms are modified are classified as troubled debt restructurings (“TDRs”) if the Company grants such borrowers concessions and it is deemed that those borrowers are experiencing financial difficulty.  Concessions granted under a troubled debt restructuring typically consist of concessions such as extending the maturity date of the loan, reducing the interest rate on the loan to a rate which is below market, a combination of rate adjustments and maturity extensions, or by other means including covenant modifications, forbearances or other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period of time or by reducing the actual interest rate. We do not accrue interest on loans that were non-accrual prior to the troubled debt restructuring until they have performed in accordance with their restructured terms for a period of at least six months.  We continue to accrue interest on troubled debt restructurings which were performing in accordance with their terms prior to the restructure and continue to perform in accordance with their restructured terms.  Management evaluates the ALLL with respect to TDRs under the same policy and guidelines as all other performing loans are evaluated with respect to the ALLL.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of December 31, 2011 and September 30, 2011, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

 Management’s evaluation and determination of whether this investment is impaired is based on their assessment of the ultimate recoverability of their cost rather than by recognizing temporary declines in value.  The determination of whether a decline affects the ultimate recoverability of an investment’s cost is influenced by criteria such as (1) the significance of the decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the  level of such payments in relation to the operating performance of the FHLB, and (3) the impact of legislative and regulatory changes on institutions and, accordingly, on the customer base of the FHLB.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.  The Company early adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) as of December 31, 2011.  ASU No. 2011-05 amended prior comprehensive income guidance.

Reclassifications

Certain reclassifications have been made to the previous years’ financial statements to conform to the current year’s presentation.  These reclassifications had no effect on the Company’s results of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company adopted ASU 2011-05 as of December 31, 2011.  The early adoption of ASU 2011-05 did not have an impact on the Company’s statements of operations, financial condition or cash flows as it only requires a change in the format of the current presentation.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of December 31, 2011 and for the three months ended December 31, 2011 and 2010  the Company had not issued and did not have any outstanding CSEs and at the present time, the Company’s capital structure has no potential dilutive securities.

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands, except per share amounts)

Net Income (Loss )	$1,251	$(739)

Average common shares outstanding	6,102,500	6,102,500
Average unearned ESOP shares	(194,820)	(208,206)
Weighted average shares outstanding – basic	5,907,680	5,894,294

Earnings (Loss) per share – basic	$0.21	$(0.13)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three months ended December 31, 2011 and 2010, there were 3,351 and 3,351 shares committed to be released, respectively.  At December 31, 2011, there were 193,149 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.1 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At December 31, 2011 and September 30, 2011, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,998	$11	$-	$5,009
U.S. government agencies	20,878	141	(1)	21,018
FHLB notes	4,193	11	-	4,204
State and municipal obligations	952	29	(20)	961
Single issuer trust preferred security	1,000	-	(315)	685
Corporate debt securities	1,505	28	-	1,533
	33,526	220	(336)	33,410

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,456	73	-	1,529
Fixed-rate	791	53	-	844
FHLMC:
Adjustable-rate	587	20	-	607
GNMA, adjustable-rate	144	3	-	147
CMO, fixed-rate	43,974	654	(1)	44,627
	46,952	803	(1)	47,754

	$80,478	$1,023	$(337)	$81,164

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

	September 30, 2011
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

Proceeds from sales of securities available for sale during the first quarter of fiscal 2012 were $13.9 million.  Gross gains of $455,000 were realized on these sales.  There were no sales of securities during fiscal 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at December 31, 2011 and September 30, 2011 consisted of the following:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$220	$8	$-	$228
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	3,348	219	-	3,567

	$3,569	$227	$-	$3,796

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$231	$9	$-	$240
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	3,565	218	-	3,783

	$3,797	$227	$-	$4,024

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at December 31, 2011 and September 30, 2011 that were in an unrealized loss position.

	December 31, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$999	$(1)	$-	$-	$999	$(1)
State and municipal obligations	20	(20)	-	-	20	(20)
Single issuer trust preferred security	-	-	685	(315)	685	(315)
Mortgage-backed securities:
CMO, fixed-rate	889	(1)	-	-	889	(1)

	$1,908	$(22)	$685	$(315)	$2,593	$(337)

	September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government agencies	$6,971	$(26)	$-	$-	$6,971	$(26)
FHLB notes	994	(5)	997	(2)	1,991	(7)
State and municipal obligations	20	(20)	-	-	20	(20)
Single issuer trust preferred security	-	-	790	(210)	790	(210)
Mortgage-backed securities:
CMO, fixed-rate	6,077	(49)	-	-	6,077	(49)
	$14,062	$(100)	$1,787	$(212)	$15,849	$(312)

As of December 31, 2011, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as the market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of December 31, 2011, the Company held one U.S. government agency securities, one tax-free municipal bond, three mortgage-backed securities and one single issuer trust preferred security which were in an unrealized loss position.  The Company does not intend to sell and expects that it is not more likely than not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of December 31, 2011 represents other-than-temporary impairment.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the quarter ended December 31, 2011, the gross unrealized loss of the single issuer trust preferred security declined by $105,000 from an unrealized loss at September 30, 2011 of $210,000 to an unrealized loss of $315,000 as of December 31, 2011.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the December 2011 quarter, but slight signs of improvement have recently occurred that have slightly stabilized the market.  On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.

At December 31, 2011 and September 30, 2011 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at December 31, 2011 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Within 1 year	$24,331	$24,090	$-	$-
Over 1 year through 5 years	9,200	9,345	-	-
After 5 years through 10 years	(5)	(25)	-	-
Over 10 years	-	-
	33,526	33,410	-	-

Mortgage-backed securities	46,952	47,754	3,569	3,796

	$80,478	$81,164	$3,569	$3,796

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	December 31, 2011	September 30, 2011
	(Dollars in thousands)

Residential mortgage	$218,846	$229,330
Construction and Development:
Residential and commercial	23,201	26,005
Land	632	2,722
Total Construction and Development	23,833	28,727
Commercial:
Commercial real estate	131,283	131,225
Multi-family	639	5,507
Other	9,162	10,992
Total Commercial	141,084	147,724
Consumer:
Home equity lines of credit	21,942	20,735
Second mortgages	77,254	85,881
Other	885	788
Total Consumer	100,081	107,404

Total loans	483,844	513,185

Deferred loan costs, net	2,699	2,935
Allowance for loan losses	(9,015)	(10,101)

Total loan receivable, net	$477,528	$506,019

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of December 31, and September 30, 2011.  Activity in the allowance is presented for the three months ended December 31, 2011 and 2010 and the year ended September 30, 2011, respectively.

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)

Three Months Ended December 31, 2011:
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(475)	(412)	-	(494)	-	(88)	(36)	(456)	(16)	-	(1,977)
Recoveries	-	1,139	-	-	-	1	-	50	1	-	1,191
Provision	356	(1,531)	(38)	937	(44)	30	(14)	(87)	17	74	(300)
Ending Balance	$1,339	$823	$11	$4,619	$5	$260	$170	$1,661	$18	$109	$9,015
Ending balance: individually evaluated for impairment	$-	$104	$-	$1,067	$-	$-	$-	$19	$-	$-	$1,190
Ending balance: collectively evaluated for impairment	$1,339	$719	$11	$3,552	$5	$260	$170	$1,642	$18	$109	$7,825

Loans receivable:
Ending balance	$218,846	$23,201	$632	$131,283	$639	$9,162	$21,942	$77,254	$885		$483,844
Ending balance: individually evaluated for impairment	$1,178	$3,431	$-	$7,689	$-	$176	$-	$479	$-		$12,953
Ending balance: collectively evaluated for impairment	$217,668	$19,770	$632	$123,594	$639	$8,986	$21,942	$76,775	$885		$470,891

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

		Construction and Development		Commercial			Consumer

	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Three Months Ended December 31, 2010:

Allowance for loan losses:

Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157
Charge-offs	(429)	(107)	-	(284)	(164)	-	(99)	(1,448)	-	-	(2,531)
Recoveries	-	-	-	1	1	1	-	17	3	-	23
Provision	445	125	1	221	(1)	35	40	1,055	(7)	(14)	1,900
Ending Balance	$1,571	$707	$64	$2,679	$27	$339	$225	$1,888	$18	$31	$7,549
Ending balance: individually evaluated for impairment	$757	$-	$-	$327	$-	$-	$55	$355	$-	$-	$1,494
Ending balance: collectively evaluated for impairment	$814	$707	$64	$2,352	$27	$339	$170	$1,533	$18	$31	$6,055

Loans receivable:

Ending balance	$220,966	$29,191	$2,991	$142,027	$5,416	$12,452	$20,811	$101,030	$918		$535,802
Ending balance: individually evaluated for impairment	$1,928	$1,393	$-	$6,839	$-	$-	$62	$675	$-		$10,897
Ending balance: collectively evaluated for impairment	$219,038	$27,798	$2,991	$135,188	$5,416	$12,452	$20,749	$100,355	$918		$524,905

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Year Ended September 30, 2011:

Allowance for loan losses:

Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157
Charge-offs	(2,478)	(1,307)	-	(2,460)	(164)	(278)	(166)	(3,691)	(6)	-	(10,550)
Recoveries	1	-	-	1	1	5	3	82	9	-	102
Provision	2,380	2,245	(14)	3,894	21	287	99	3,499	(9)	(10)	12,392
Ending Balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Ending balance: individually evaluated for impairment	$296	$870	$-	$751	$-	$20	$61	$356	$-	$-	$2,354
Ending balance: collectively evaluated for impairment	$1,162	$757	$49	$3,425	$49	$297	$159	$1,798	$16	$35	$7,747

Loans receivable:

Ending balance	$229,330	$26,005	$2,722	$131,225	$5,507	$10,992	$20,735	$85,881	$788		$513,185
Ending balance: individually evaluated for impairment	$1,651	$5,201	$-	$6,996	$-	$195	$60	$757	$-		$14,860
Ending balance: collectively evaluated for impairment	$227,679	$20,804	$2,722	$124,229	$5,507	$10,797	$20,675	$85,124	$788		$498,325

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of December 31, 2011 and September 30, 2011.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
December 31, 2011:
Residential mortgage	$-	$-	$1,178	$1,178	$2,806
Construction and Development:
Residential and commercial	1,810	104	1,621	3,431	4,947
Commercial:
Commercial real estate	5,422	1,067	2,267	7,689	11,182
Other	-	-	176	176	176
Consumer:
Second mortgages	479	19	-	479	479
Total impaired loans	$7,711	$1,190	$5,242	$12,953	$19,590

September 30, 2011:
Residential mortgage	$1,627	$296	$24	$1,651	$2,813
Construction and Development:
Residential and commercial	2,033	870	3,168	5,201	9,306
Commercial:
Commercial real estate	5,005	751	1,991	6,996	9,999
Other	20	20	175	195	195
Consumer:
Home equity lines of credit	60	61	-	60	60
Second mortgages	440	356	317	757	757
Total impaired loans	$9,185	$2,354	$5,675	$14,860	$23,130

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for three months ended December 31, 2011 and 2010.

	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)
Three Months Ended December 31, 2011:
Residential mortgage	$1,567	$3	$8
Construction and development:
Residential and commercial	4,316	-	-
Commercial:
Commercial real estate	6,972	73	84
Other	192	1	1
Consumer:
Home equity lines of credit	42	-	-
Second mortgages	570	-	-
Other	5	-	-
Total	$13,664	$77	$93

Three Months Ended December 31, 2010:
Residential mortgage	$2,282	$-	$-
Construction and development:
Residential and commercial	1,398	-	35
Commercial:
Commercial real estate	7,985	-	-
Multi-family	546	54	54
Consumer:
Home equity lines of credit	158	-	-
Second mortgages	2,618	-	-
Total	$14,987	$54	$89

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of December 31, 2011 and September 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

December 31, 2011:
Residential mortgage	$214,973	$709	$3,164	$-	$218,846
Construction and Development:
Residential and commercial	13,568	2,728	6,905	-	23,201
Land	-	632	-	-	632
Commercial:
Commercial real estate	109,089	4,683	16,845	666	131,283
Multi-family	639	-	-	-	639
Other	7,484	900	778	-	9,162
Consumer:
Home equity lines of credit	21,905	-	37	-	21,942
Second mortgages	75,913	5	1,336	-	77,254
Other	879	6	-	-	885
Total	$444,450	$9,663	$29,065	$666	$483,844

September 30, 2011:
Residential mortgage	$225,498	$197	$3,635	$-	$229,330
Construction and Development:
Residential and commercial	15,514	2,579	7,042	870	26,005
Land	662	900	1,160	-	2,722
Commercial:
Commercial real estate	108,267	6,645	16,088	225	131,225
Multi-family	4,910	-	597	-	5,507
Other	9,190	1,004	798	-	10,992
Consumer:
Home equity lines of credit	20,621	16	98	-	20,735
Second mortgages	82,425	1,335	2,121	-	85,881
Other	779	9	-	-	788
Total	$467,866	$12,685	$31,539	$1,095	$513,185

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	December 31, 2011	September 30, 2011
	(Dollars in thousands)

Non-accrual loans:
Residential mortgage	$2,562	$2,866
Construction and Development:
Residential and commercial	4,841	6,617
Commercial:
Commercial real estate	1,694	1,765
Other	209	229
Consumer:
Home equity lines of credit	37	61
Second mortgages	1,065	1,377
Total non-accrual loans	$10,408	$12,915

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $178,000 and $282,000 for the three months ended December 31, 2011 and 2010, respectively.  There were no loans past due 90 days or more and still accruing interest at December 31, 2011 and September 30, 2011

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, it is received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of December 31, 2011and September 30, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(Dollars in thousands)
December 31, 2011:
Residential mortgage	$214,876	$534	$874	$2,562	$3,970	$218,846
Construction and Development:
Residential and commercial	18,360	-	-	4,841	4,841	23,201
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	126,419	-	3,170	1,694	4,864	131,283
Multi-family	639	-	-	-	-	639
Other	8,953	-	-	209	209	9,162
Consumer:
Home equity lines of credit	21,885	-	20	37	57	21,942
Second mortgages	75,007	759	423	1,065	2,247	77,254
Other	878	-	7	-	7	885
Total	$467,649	$1,293	$4,494	$10,408	$16,195	$483,844

September 30, 2011:
Residential mortgage	$225,705	$341	$418	$2,866	$3,625	$229,330
Construction and Development:
Residential and commercial	19,388	-	-	6,617	6,617	26,005
Land	2,722	-	-	-	-	2,722
Commercial:
Commercial real estate	129,265	-	195	1,765	1,960	131,225
Multi-family	5,507	-	-	-	-	5,507
Other	10,741	22	-	229	251	10,992
Consumer:
Home equity lines of credit	20,658	-	16	61	77	20,735
Second mortgages	82,803	1,074	627	1,377	3,078	85,881
Other	772	-	16	-	16	788
Total	$497,561	$1,437	$1,272	$12,915	$15,624	$513,185

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

Restructured loans deemed to be TDRs atypically are the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had $10.1 million and $10.3 million of TDRs at December 31, 2011 and September 30, 2011, respectively.  Ten loans deemed TDRs with an aggregate balance of $7.1 million at December 31, 2011 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms as of December 31, 2011.  During the quarter ended December 31, 2011 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR. In addition we modified two non-accruing construction and development loans in the aggregate amount of $1.8 million, which were deemed non-accruing TDRs at December 31, 2011, with no additional allowance for loan losses. All of such loans have been classified as TDRs since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden.  Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions.  A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred. No defaults on troubled debt restructured loans occurred during the quarter ended December 31, 2011 on loans modified as a TDR within the previous 12 months. The following table shows information on the troubled debt restructurings by type of loan portfolio as of December 31, 2011 and September 30, 2011.

	December 31, 2011			September 30, 2011
	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post- Modifications Outstanding Recorded Investments
	(Dollars in thousands)
Troubled Debt Restructurings:
Residential mortgage	4	$1,061	$882	4	$1,061	$1,049
Construction and Development:
Residential and commercial	2	1,810	1,810	-	-	-
Land loans	2	1,169	1,157	2	1,169	1,160
Commercial:
Commercial real estate	7	7,986	7,897	7	7,986	7,919
Other	1	175	175	1	175	175
Consumer:
Home equity lines of credit	-	-	-	1	37	37

Total troubled debt restructurings	16	$12,201	$11,921	15	$10,428	$10,340

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

Management believes, as of December 31, 2011, that the Bank met all capital adequacy requirements to which it was subject.

As of December 31, 2011, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreement”) with the OTS (now, the OCC) that required compliance with certain items within specified timeframes as outlined in the Agreements.  The Company and the Bank operated in compliance with the Supervisory Agreements in all material respects during the quarter ended December 31, 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2011:
Tangible Capital (to tangible assets)	$52,996	8.09%	$ ≥ 9,831	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	52,996	8.09	≥26,215	≥4.00	$ ≥32,769	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	52,996	11.88	≥17,836	≥4.00	≥26,755	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	58,613	13.14	≥35,673	≥8.00	≥44,591	≥ 10.00

As of September 30, 2011:
Tangible Capital (to tangible assets)	$49,681	7.54%	$ ≥ 9,878	≥ 1.50%	N/A
Core Capital (to adjusted tangible assets)	49,681	7.54	≥ 26,342	≥ 4.00	$ ≥ 32,928	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	49,681	10.76	≥ 18,476	≥ 4.00	≥ 27,714	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	55,493	12.01	≥ 36,952	≥ 8.00	≥ 46,190	≥ 10.00

During the quarter ended December 31, 2011, the Company made a $3.2 million capital infusion to the Bank.

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

Level 2—Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3—Valuation is generated from model-based techniques that use significant assumptions not observable in the market.  These unobservable assumptions reflect the Company’s own estimates of assumptions that market participants would use in pricing the asset.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The table below presents the balances of assets measured at fair value on a recurring basis:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,009	$5,009	$-	$-
U.S. government agencies	21,018	-	21,018	-
FHLB notes	4,204	-	4,204	-
State and municipal obligations	961	-	961	-
Single issuer trust preferred security	685	-	685	-
Corporate debt securities	1,533	-	1,533	-
Total investment securities available for sale	33,410	5,009	28,401	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,529	-	1,529	-
Fixed-rate	844	-	844	-
FHLMC:
Adjustable-rate	607	-	607	-
GNMA, adjustable-rate	147	-	147	-
CMO, fixed-rate	44,627	-	44,627	-
Total mortgage-backed securities available for sale	47,754	-	47,754	-

Total	$81,164	$5,009	$76,155	$-

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,010	$5,010	$-	$-
U.S. government agencies	23,946	-	23,946	-
FHLB notes	4,496	-	4,496	-
State and municipal obligations	963	-	963	-
Single issuer trust preferred security	790	-	790	-
Corporate debt securities	2,214	-	2,214	-
Total investment securities available for sale	37,419	5,010	32,409	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,635	-	2,635	-
Fixed-rate	954	-	954	-
FHLMC:
Adjustable-rate	664	-	664	-
Fixed-rate	352	-	352	-
GNMA, adjustable-rate	151	-	151	-
CMO, fixed-rate	32,214	-	32,214	-
Total mortgage-backed securities available for sale	36,970	-	36,970	-

Total	$74,389	$5,010	$69,379	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at December 31, 2011 and September 30, 2011:

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$761	$-	$-	$761
Impaired loans	6,537	-	-	6,537

Total	$7,298	$-	$-	$7,298

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$3,382	$-	$-	$3,382
Impaired loans	6,831	-	-	6,831
Total	$10,213	$-	$-	$10,213

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2011 and September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since December 31, 2011 and September 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 1 or Level 3 securities as of December 31, 2011 or September 30, 2011.

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

The carrying amount and estimated fair value of the Company’s financial instruments as of December 31, 2011 and September 30, 2011 are presented below:

	December 31, 2011		September 30, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:	(Dollars in thousands)
Cash and cash equivalents	$57,841	$57,841	$33,496	$33,496
Investment securities available for sale	81,164	81,164	74,389	74,389
Investment securities held to maturity	3,569	3,796	3,797	4,024
Loans receivable, net	477,528	494,069	506,019	527,628
Accrued interest receivable	1,805	1,805	1,897	1,897
Restricted stock	5,081	5,081	5,349	5,349
Mortgage servicing rights	117	117	128	128

Financial liabilities:
Savings accounts	43,982	43,982	45,067	45,067
Checking and NOW accounts	112,557	112,557	108,555	108,555
Money market accounts	88,105	88,105	86,315	86,315
Certificates of deposit	306,637	315,956	314,518	323,634
FHLB advances	48,846	53,655	49,098	53,643
Accrued interest payable	254	254	233	233

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Three Months Ended December 31,
	2011	2010
	(Dollars in thousands)

At federal statutory rate	$616	$(403)
Adjustments resulting from:
Tax-exempt interest	(2)	(2)
Low-income housing credit	(11)	(10)
Earnings on bank-owned life insurance	(46)	(49)
Other	3	18

	$560	$(446)

The Company’s effective tax rate was 30.93% and (37.65%) for the three months ended December 31, 2011 and 2010, respectively.

Deferred income taxes at December 31, 2011 and September 30, 2011 were as follows:

	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$3,065	$3,434
Nonaccrual interest	408	431
Write-down of real estate owned	232	298
AMT credit carryover	196	84
Low-income housing tax credit carryover	205	191
Supplement Employer Retirement Plan	359	352
Charitable contributions	247	247
State net operating loss	296	296
Net operating loss	2,548	2,702
Other	144	137
Total Deferred Tax Assets	7,700	8,172
Valuation allowance for state net operating loss	(296)	(296)
Total Deferred Tax Assets, Net of Valuation Allowance	$7,404	$7,876

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(233)	(180)
Depreciation	-	(28)
Mortgage servicing rights	(40)	(43)
Other	(161)	(160)
Total Deferred Tax Liabilities	(434)	(411)

Deferred Tax Assets, Net	$6,970	$7,465

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

On January 17, 2012, the Company, the Bank and the Mutual Holding Company announced that they had adopted a Plan of Conversion and Reorganization pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure.

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

In October 2010, the Company, the Bank and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of the Company’s, the Bank’s, and the Mutual Holding Company’s operations and financial condition in 2010.  See “Item 1. Business” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 for more information.   As discussed above, the regulatory functions of the OTS have been transferred to the OCC, in the case of the Bank, and the FRB in the case of the Company and the Mutual Holding Company.

Critical Accounting Policies

In reviewing and understanding financial information for Malvern Federal Bancorp, Inc., you are encouraged to read and understand the significant accounting policies used in preparing our consolidated financial statements.  These policies are described in Note 2 of the notes to our consolidated financial statements included elsewhere.  The accounting and financial reporting policies of Malvern Federal Bancorp conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and to general practices within the banking industry. Accordingly, the consolidated financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable, based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the periods presented. The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results.  These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may affect our reported results and financial condition for the period or in future periods.

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

  Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At December 31, 2011, the Company had $7.3 million of assets that were measured at fair value on a recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $7.0 million at December 31, 2011.  We have not established a valuation allowance against our net deferred tax asset as we believe it is more likely than not that the entire amount of the asset will be realized.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

Comparison of Financial Condition at December 31, 2011 and September 30, 2011

The Company’s total assets amounted to $666.3 million at December 31, 2011 compared to $666.6 million at September 30, 2011.  The primary reason for the $277,000 decrease in assets during first three months of fiscal 2012 was a decrease of $28.5 million in net loans receivable, a $1.9 million decrease in other real estate owned (“REO”), a $495,000 decrease in deferred taxes and a $268,000 decrease in restricted stock at December 31, 2011 compared to September 30, 2011.  These decreases were partially offset by an aggregate $24.3 million increase in cash and cash equivalents and a $6.5 million increase in investment securities.  The decrease in loans receivable was due to a $10.7 million loan sale securitization during the first quarter of fiscal 2012, as well as decreased demand from consumers, the internal lending restrictions we adopted early in fiscal 2010, and the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010.  The $1.9 million decrease in REO at December 31, 2011 compared to September 30, 2011, was due to $1.9 million of net sales in REO properties, at a net gain of $38,000, and $111,000 in reductions to REO fair values, which are reflected as REO expense during the first quarter of fiscal 2012.  The Company’s total REO amounted to $6.4 million at December 31, 2011 compared to $8.3 million at September 30, 2011.

Our total liabilities at December 31, 2011, amounted to $604.6 million compared to $606.3 million at September 30, 2011.  The $1.7 million, or 0.3% decrease in total liabilities was due primarily to a decrease in total deposits of $3.2 million, which was partially offset by $1.6 million increase in total escrow advances for taxes and insurance in the first quarter of fiscal 2011.  Our total deposits amounted to $551.3 million at December 31, 2011 compared to $554.5 million at September 30, 2011.   There was a $252,000 decrease in our FHLB advances during the three months ended December 31, 2011.

Shareholders’ equity increased by $1.4 million to $61.7 million at December 31, 2011 compared to $60.3 million at September 30, 2011 primarily due to an increase in retained earnings and the effect of an increase in our accumulated other comprehensive income at December 31, 2011.  Retained earnings increased by $1.3 million to $37.9 million at December 31, 2011 primarily as a result of the $1.3 million net income during the first quarter of fiscal 2012.  Our ratio of equity to assets was 9.25% at December 31, 2011.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	December 31, 2011	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans 31-89 days delinquent:
Residential mortgage	$1,408	$759	$2,753
Construction and Development:
Residential and commercial	-	-	-
Commercial:
Commercial real estate(1)	3,170	195	6,363
Other	-	22	-
Consumer:
Home equity lines of credit	20	16	-
Second mortgages	1,182	1,701	1,779
Other	7	16	6
Total	$5,787	$2,709	$10,901

(1) At December 31, 2011, includes two TDRs in the aggregate amount of $1.8 million which were more than 60 days but less than 90 days past due.

The table below sets forth our non-performing assets and performing troubled debt restructurings which were in accruing status at the dates indicated.  Loans are generally placed on non-accrual status when they are 90 days or more past due as to principal or interest or when the collection of principal and/or interest becomes doubtful.  There were no loans past due 90 days or more and still accruing interest at any of the dates of the table below.

	December 31, 2011	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$2,562	$2,866	$8,865
Construction or development:
Residential and commercial(1)	4,841	6,617	1,393
Commercial:
Commercial real estate	1,694	1,765	4,548
Other	209	229	209
Consumer:
Home equity lines of credit	37	61	396
Second mortgages	1,065	1,377	3,207
Other	-	-	1
Total non-accruing loans	10,408	12,915	18,619
Other real estate owned and other foreclosed assets:
Residential mortgage	2,489	3,872	1,203
Construction or development:
Residential and commercial	-	-	1,085
Commercial:
Commercial real estate	3,908	4,415	585
Multi-family	-	-	550
Other	34	34	54
Total	6,431	8,321	3,477
Total non-performing assets	16,839	21,236	22,096
Performing troubled debt restructurings:
Residential mortgage	882	1,049	2,150
Construction or development:
Land	1,157	1,160	1,167
Commercial:
Commercial real estate(2)	7,897	7,919	7,665
Multi-family	-	-	609
Other	175	175	176
Consumer:
Home equity lines of credit	-	37	-
Second mortgages	-	-	113
Total	10,111	10,340	11,880
Total non-performing assets and performing troubled debt restructurings	$26,950	$31,576	$33,976
Ratios:
Total non-accrual loans as a percent of gross loans	2.15%	2.52%	3.47%
Total non-performing assets as a percent of total assets	2.53%	3.19%	3.20%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	4.04%	4.74%	4.91%

(1) At December 31, 2011, includes two loans classified as TDRs in the aggregate amount of $1.8 million.
(2) At December 31, 2011, includes two TDRs in the aggregate amount of $1.8 million which were more than 60 days but less than 90 days past due.

At December 31, 2011, our total non-performing assets amounted to $16.8 million, a decrease of $4.4 million compared to total non-performing assets at September 30, 2011. At December 31, 2011, the Company’s total non-accruing loans amounted to $10.4 million, or 2.15% of total loans, compared to $12.9 million of non-accruing loans, or 2.52% of total loans at September 30, 2011.  Included in our non-performing assets at December 31, 2011 were 12 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $2.6 million at such date, and 14 non-accruing second mortgage loans and one non-accruing home equity loan, with an aggregate outstanding balance of $1.1 million. Our non-performing loans at December 31, 2011, also included the following significant items.

●
A $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania. Since the loan was originated in December 2007, a total of 64 units have been built of which 35 have been sold, with 29 units being marketed for sale. This loan was placed on non-accrual status in June 2011 and was 245 days past due at December 31, 2011.  During the fiscal year ended September 30, 2011, we recorded a partial charge-off in the amount of $800,000 based on an updated appraisal, and we received principal repayments in the amount of $400,000, reducing our carrying value to $1.8 million at December 31, 2011. The borrower recently pledged additional real estate collateral as part of a loan modification plan which was signed by all parties during the December 2011 quarter. Based on the terms of the agreement, these loans have been classified as troubled debt restructurings (“TDRs”), although they remained on non-accruing and non-performing status as of December 31, 2011.  These loans were performing according to the terms of the restructuring agreement at December 31, 2011, and may be returned to accruing, performing status in the event that they continue to perform in accordance with the restructured terms for a period of at least six months.

●
A $2.4 million participation interest in a $14.3 million construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This loan was placed on non-accrual status in June 2011 and was 276 days past due at December 31, 2011.  We recorded a partial charge-off in the amount of $400,000 based on an updated appraisal during fiscal 2011.  During the quarter ended December 31, 2011, we recorded an additional partial charge-off in the amount of $412,000 reducing our loan carrying value to $1.6 million. We have recently entered into a forbearance agreement with the borrower and other participants which is expected to result in the disposition of such loan during the first half of calendar year 2012 at no additional loss to us.

●
A $1.3 million commercial real estate loan on a mixed use (warehouse and self-storage rental units) property located in Chester County, Pennsylvania, which was placed on non-accrual status in February 2011. This loan is expected to become current during fiscal year 2012 as the borrower continues to make additional payments to bring this loan current.

For the three months ended December 31, 2011 and 2010, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $178,000 and $282,000, respectively.  The amount that was included in interest income on such loans was $30,000 for the three months ended December 31, 2011.

Our non-performing assets include REO in addition to non-performing loans.  At December 31, 2011, our total REO amounted to $6.4 million, a decrease of $1.9 million compared to total REO at September 30, 2011. The $1.9 million decrease in REO at December 31, 2011 compared to September 30, 2011, was due to $1.9 million of sales of REO, at a net gain of $38,000, and $111,000 in reductions to REO fair values which are reflected in other REO expense during the first quarter of fiscal 2012. Our REO at December 31, 2011 included the following significant items.

●
Nine separate properties located in the greater Philadelphia market area which were acquired as REO in July 2011 and which previously secured three separate commercial real estate loans to one borrower with an aggregate carrying value of $3.4 million at the time of foreclosure (which was net of $658,000 in charge-offs to the ALLL taken on the loans prior to foreclosure).  The properties consist of various types and usages and include an industrial building in Philadelphia used to process and fabricate marble and granite, three mixed-use (retail space and apartments) buildings in Philadelphia, one building with six retail units in Philadelphia and one mixed-use (eight apartment units and one office) in Norristown, Pennsylvania. We recorded an aggregate of $420,000 in write-downs on these properties during fiscal 2011. During the quarter ended December 31, 2011, we recorded $111,000 in additional write-downs as other real owned expense.  The aggregate carrying value of these properties was $3.0 million at December 31, 2011.  We are marketing these properties for sale and have sold and settled on two of such properties at no additional loss and with an aggregate sales price of $259,000, during January 2012.

●
Ten separate single-family residential rental properties which previously secured loans to one borrower were acquired as real estate owned in September 2011.  These properties had  an aggregate carrying value in the amount of $1.5 million at December 31, 2011 Five of these properties are located in Chester, Pennsylvania, three properties are located in Claymont, Delaware, one is located in Wilmington, Delaware, and one property is located in Morgantown, Pennsylvania. These properties are in the process of being marketed for sale.

●
Two parcels of mixed-use real estate located in Franklin County, Pennsylvania and woodworking equipment on site was acquired as real estate owned in September 2011. This property had a carrying value $585,000 at December 31, 2011 and is expected to be sold during the March 2012 quarter at no additional loss.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings (“TDRs”) may be deemed to have a higher risk of loss than loans which have not been restructured.  At December 31, 2011 our total performing troubled debt restructurings amounted to $10.1 million compared to $10.3 million of performing troubled debt restructurings at September 30, 2011. However two commercial real estate loans to the same borrower in the amount of $1.8 million and deemed to be TDRs were more than 60-days past due as of December 31, 2011. Our performing troubled debt restructurings at December 31, 2011 included the following significant items.

●
A total of five loans to one borrower with an aggregate outstanding balance of $786,000 at December 31, 2011 collateralized by single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months as well as a modification to the interest rate. All of these loans have remained current under their restructured terms. During the first quarter of fiscal 2012, all of these loans resumed normal amortization of principal and interest payments under their original terms and interest rates.

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at December 31, 2011 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $1.9 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania and the other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to require payments of interest only for six months and they have been performing in accordance with their terms since October 2010. The borrower is currently seeking financing at another financial institution and the Bank expects that all four loans will be repaid in full during the March 2012 quarter.

●
Two loans with an aggregate outstanding balance of $1.8 million at December 31, 2011 collateralized by first mortgages on four commercial real estate properties located in Pottstown, Pennsylvania. As a result of reduced net cash flows on the property due to increased vacancies, on December 1, 2010 the Bank restructured the loans to require payment of interest only until January 1, 2012, when the payments will convert to principal and interest. At December 31, 2011, these two loans were 61 days past due, however, the collateral securing the $1.3 million loan is under agreement of sale with the proceeds from the sale expected to repay the $1.3 million loan and bring the other loan current. Settlement on this sale is expected during the June 2012 quarter.

●
One loan to one borrower with an outstanding balance in the amount of $1.4 million at December 31, 2011 on a commercial real estate mixed use (warehouse and office space) property located in Delaware County, Pennsylvania. As a result of slow sales, the borrower was experiencing financial difficulties and on April 1, 2011 the Bank agreed to restructure the loan from its original terms to require payments of interest only until October 1, 2011.  The borrower has been paying as agreed under the terms of the restructuring and began making principal and interest payments in October 2011. The borrower is expected to continue to pay as agreed.

●
One commercial real estate loan to one borrower with an outstanding balance in the amount of $2.8 million at December 31, 2011 secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania. This loan was restructured in March 2011 to require payments of interest only, at a reduced rate, for six months.  A 2011 appraisal indicated that the outstanding loan balance exceeded the value of the collateral property securing this loan.  We have specifically allocated $397,000 of our allowance for loan losses to this loan at December 31, 2011. Since the project was completed in April 2010, a total of 275 units have been rented, with 145 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring of interest only payments and will convert to principal and interest payments starting April 1, 2012.

We made a credit to provision for loan losses of $300,000 for the quarter ended December 31, 2011 compared to a $1.9 million expense for the quarter ended December 31, 2010.  During the quarter ended December 31, 2011, our total net charge-offs to the allowance for loan losses amounted to $786,000. Total charge-offs were $1.9 million and were offset by a $1.1 million recovery. Our charge-offs and recoveries during the December 31, 2011 quarter include the following significant items.

●
One $1.1 million recovery recorded upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania.

●
A $428,000 partial charge-off on a $3.2 million commercial real estate loan to one borrower secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania, reducing the carrying value of this loan at December 31, 2011 to $2.8 million Since the project was completed in April 2010, a total of 275 units have been rented, with 145 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring of interest only payments and will convert to principal and interest payments starting April 1, 2012.

●
A $412,000 partial charge-off on a $2.4 million participation interest in a non-performing construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey, reducing our loan carrying value to $1.6  million at December 31, 2011. The lead lender and participants are continuing to work with the developer towards a satisfactory resolution of this loan. We have recently entered into a forbearance agreement which is expected to result in the disposition of such loan during the first half of calendar year 2012 at no additional loss.

In addition to the above-described items, we charged-off an aggregate of $456,000 of consumer second mortgage loans during the quarter ended December 31, 2011. The primary reason for these charge-offs, which related to a total of eight loans and which also included some short sales, was the decline in the ability of the borrower to continue to make payments and reduced property values in collateral securing these loans.

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

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

General.  Our net income was $1.3 million for the three months ended December 31, 2011 compared to net loss of $739,000 for the three months ended December 31, 2010.  On a per share basis, the net income was $0.21 per share for the quarter ended December 31, 2011, compared to net loss of $0.13 per share for the quarter ended December 31, 2010.  The primary reason for the $2.0 million difference in our results of operations in the first quarter of fiscal 2012 compared to the first quarter in fiscal 2011 was a decrease in the provision of loan losses of $2.2 million.  Our interest rate spread of 2.86% and net interest margin of 2.96% for the three months ended December 31, 2011 improved when compared to a net interest spread of 2.83% and a net interest margin of 2.94% for the three months ended December 31, 2010.

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

	Three Months Ended December 31,
	2011			2010
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest Earning Assets:
Loans receivable (1)	$496,717	$6,427	5.18%	$542,959	$7,345	5.41%
Investment securities	83,827	436	2.08	70,970	343	1.93
Deposits in other banks	33,105	9	0.11	31,959	12	0.15
FHLB stock	5,160	-	0.00	6,345	-	0.00
Total interest-earning assets	618,809	6,872	4.44	652,233	7,700	4.72
Non-interest-earning assets	45,636			50,246
Total assets	$664,445			$702,479

Interest Bearing Liabilities:
Demand and NOW accounts	$88,868	78	0.35	$87,320	171	0.78
Money market accounts	87,340	173	0.79	85,329	233	1.09
Savings accounts	44,845	12	0.11	40,932	19	0.19
Time deposits	308,364	1,590	2.06	348,288	2,028	2.33
Total deposits	529,417	1,853	1.40	561,869	2,451	1.74
FHLB borrowings	48,972	434	3.54	51,064	452	3.54
Total interest-bearing liabilities	578,389	2,287	1.58	612,933	2,903	1.89
Non-interest-bearing liabilities	24,803			23,106
Total liabilities	603,192			636,039
Shareholders’ Equity	61,253			66,440
Total liabilities and	$664,445			$702,479
shareholders’ equity
Net interest-earning assets	$40,420			$39,300
Net interest income; average interest rate spread		$4,585	2.86%		$4,797	2.83%

Net interest margin (2)			2.96%			2.94%
Average interest-earning assets to average interest-bearing liabilities	106.99%			106.41%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  Our interest and dividend income decreased for the three months ended December 31, 2011 by $828,000 or 10.8% over the comparable 2011 period to $6.9 million.  Interest income decreased in the three months ended December 31, 2011 over the prior comparable period in fiscal 2011 due primarily to a $918,000, or 12.5%, decrease in interest earned on loans.  The decrease in interest earned on loans in the first quarter of fiscal 2012 was due primarily to both a $46.2 million, or 8.5%, decrease in the average balance of our outstanding loans and an 23 basis point decrease in the average yield earned on our loan portfolio in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  Our interest earned on deposits in other institutions decreased by $3,000 to $9,000 in the first quarter of fiscal 2012 compared to $12,000 in the first quarter of fiscal 2011.  The primary reason for the decrease in the first quarter of fiscal 2012 was a four basis point decrease in the average yield earned on deposits in other banks.  Interest income on investment securities increased by $93,000, or 27.1%, in the first quarter of fiscal 2012 compared to the comparable prior fiscal year period.  The increase in interest income on investment securities in the first quarter of fiscal 2012 was due to a $12.9 million, or 18.1%, increase in the average balance of our investment securities portfolio.  The average yield on investment securities increased to 2.08% for the three months ended December 31, 2011 from 1.93% for the same period ended 2010.

Interest Expense.  Our interest expense for the three month period ended December 31, 2011 was $2.3 million, a decrease of $616,000 from the three month period ended December 31, 2010.  The reason for the decrease in interest expense in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was a 34 basis point decrease in average rate paid on total deposits.  The average balance of our total deposits decreased by $32.5 million, or 5.8%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 due primarily to a $39.9 million decrease in the average balance of certificates of deposit.  The average rate paid on total deposits decreased to 1.40% for the first quarter of fiscal 2012 from 1.74% for the first quarter of fiscal 2011. Our expense on borrowings amounted to $434,000 in the first quarter of fiscal 2012 compared to $452,000 in the first quarter of fiscal 2011.  The average balance of our borrowings decreased by $2.1 million in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011.  The average rate paid on borrowed funds of 3.54% in the first quarter of fiscal 2012 was unchanged when compared to the first quarter of fiscal 2011.

Provision for Loan Losses.  We recorded a credit of $300,000 to the provision for loan losses for the three months ended December 31, 2011 compared to a $1.9 million expense for the three months ended December 31, 2010. The $2.2 million difference in the provision for loan losses in fiscal 2012 was due primarily to a $1.1 million recovery recorded upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania, as well as an overall improvement in the trend of our level of problem assets.  Our net charge-offs to the allowance for loan losses for the three months ended December 31, 2011 amounted to approximately $786,000 compared to $2.5 million during the first quarter of fiscal 2011.  At December 31, 2011, the Company’s total non-performing assets and performing troubled debt restructurings totaled $27.0 million compared to $31.6 million at September 30, 2011.  As of December 31, 2011, the balance of the allowance for loan losses was $9.0 million, or 1.86% of gross loans and 86.62% of non-accruing loans, compared to an allowance for loan losses of $10.1 million or 1.97% of gross loans and 78.21% of non-accruing loans at September 30, 2011.  The $300,000 credit to the provision for loan losses made in the first quarter of fiscal 2012 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the three Months Ended December 31,		For the Year Ended September 30,
	2011	2010	2011
	(Dollars in Thousands)

Balance at beginning of period	$10,101	$8,157	$8,157
(Credit) provision for loan losses	(300)	1,900	12,392

Charge-offs:
Residential mortgage	475	429	2,478
Construction and development
Residential and commercial	412	107	1,307
Commercial:
Commercial real estate	494	284	2,460
Multi-family	-	164	164
Other	88	-	278
Consumer:
Home equity lines of credit	36	99	166
Second mortgages	456	1,448	3,691
Other	16	-	6
Total charge-offs	1,977	2,531	10,550
Recoveries:
Residential mortgage	-	-	1
Construction and development
Residential and commercial	1,139	-	-
Commercial:
Commercial real estate	-	1	1
Multi-family	-	1	1
Other	1	1	5
Consumer:
Home equity lines of credit	-	-	3
Second mortgages	50	17	82
Other	1	3	9
Total recoveries	1,191	23	102

Net charge-offs	786	2,508	10,448
Balance at end of period	$9,015	$7,549	$10,101
Ratios:
Ratio of allowance for loan losses to non-accrual loans	86.62%	40.54%	78.21%
Ratio of net charge-offs to average loans outstanding, Annualized for the three-month periods ended December 31, 2011 and 2010	0.64%	1.84%	1.97%
Ratio of net charge-offs to total allowance for loan losses (annualized for the three-month periods ended December 31, 2011 and 2010)	34.88%	132.88%	103.43%

Other Income.  Our other, or non-interest, income increased by $549,000, or 130.4%, to $970,000 for the three months ended December 31, 2011 compared to $421,000 for the three months ended December 31, 2010.  The increase in other income during the first quarter of fiscal 2012 was due primarily to a $415,000 gain recorded on the securitization and sale of $10.7 million of long-term, fixed-rate residential mortgage loans. In addition, we recorded a net gain on the sale of other real estate owned in the amount of $38,000 in the quarter ended December 31, 2011, an improvement of $64,000 over the $26,000 net loss recorded in the fiscal 2011 quarter.

Other Expenses.  Our other, or non-interest, expenses decreased by $459,000, or 10.2%, to $4.0 million in the quarter ended December 31, 2011 compared to $4.5 million for the three months ended December 31, 2010. The decrease in other operating expenses in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 was due primarily to a $404,000 decrease in other real estate owned expense and a $151,000 decrease in federal deposit insurance premiums, due to a lower deposit base in fiscal 2012.  These decreases were partially offset by a $74,000 increase in salaries and employee benefits in the December 31, 2011 compared to the quarter ended December 31, 2010.

Income Tax Expense.  Our income tax expense was $560,000 for the three months ended December 31, 2011 compared to income tax benefit of $446,000 for the three months ended December 31, 2010.  The increased income tax expense for the quarter ended December 31, 2011 was primarily due to a $3.0 increase in pre-tax income during the quarter ended December 31, 2011.  Our effective Federal tax rate was 30.9% and 37.7% for the three months ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, after careful analysis, management determined that the net deferred tax asset, more likely than not, was realizable, and therefore no additional valuation allowance was required aside from the $296,000 state net operating loss allowance as of September 30, 2011. In reaching this conclusion positive and negative evidence were both carefully considered. It is management’s belief that the net losses reported for fiscal year end 2010 and 2011 are temporary and were a direct result of the poor economy and are not reflective our ability to be profitable in current and future periods,  provided there is stability its asset values. The Company has shown improvement for the first quarter fiscal year 2012, reporting net income for the quarter.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At December 31, 2011, our cash and cash equivalents amounted to $57.8 million.  In addition, at such date our available for sale investment securities amounted to $81.2 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At December 31, 2011, we had certificates of deposit maturing within the next 12 months amounting to $85.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the three months ended December 31, 2011, the average balance of our outstanding FHLB advances was $49.0 million.  At December 31, 2011, we had $48.8 million in outstanding long-term FHLB advances and we had $318.2 million in potential FHLB advances available to us.  In addition, at December 31, 2011, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at December 31, 2011.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)

Long-term debt obligations	$-	$846	$-	$48,000	$48,846
Certificates of deposit	85,117	144,059	37,119	40,342	306,637
Operating lease obligations	279	558	431	4,714	5,982
Total contractual obligations	$85,396	$145,463	$37,550	$93,056	$361,465

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – How We Manage Market Risk” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  There has been no material change in the Company’s asset and liability position since September 30, 2011.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On January 12, 2012, Stilwell Value Partners VI, L.P., withdrew the lawsuit it had previously filed against the Company, the Mutual Holding Company and each of their directors pursuant to a Praecipe to Discontinue filed in the Court of Common Pleas of Chester County, Pennsylvania.  Stilwell Value Partners VI, L.P. v. Hughes, et al.

Item 1A - Risk Factors

See Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities

Not applicable

Item 3 - Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4 - Mine Safety Disclosure

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

MALVERN FEDERAL BANCORP, INC.

February 14, 2012	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

February 14, 2012	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer