Form 10-Q
period 2012-03-31
MALVERN FEDERAL BANCORP INC
filed 2012-05-09
CIK 1420488

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended: March 31, 2012

or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to ______

Commission File Number: 001-34051

MALVERN FEDERAL BANCORP, INC.
(Exact name of Registrant as specified in its charter)
United States	38-3783478
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

42 E. Lancaster Avenue, Paoli, Pennsylvania	19301
(Address of Principal Executive Offices)	(Zip Code)

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
YES  ☐  NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of May 8, 2012, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	March 31, 2012	September 30, 2011
	(Dollars in thousands, except per share data)

Assets

Cash and due from depository institutions	$9,467	$13,490
Interest bearing deposits in depository institutions	49,158	20,006
Cash and Cash Equivalents	58,625	33,496
Investment securities available for sale, at fair value	81,701	74,389
Investment securities held to maturity (fair value of $746 and $4,024 respectively)	696	3,797
Restricted stock, at cost	4,827	5,349
Loans receivable, net of allowance for loan losses of $8,076 and $10,101, respectively	467,028	506,019
Other real estate owned	4,743	8,321
Accrued interest receivable	1,632	1,897
Property and equipment, net	7,927	8,165
Deferred income taxes, net	6,930	7,465
Bank-owned life insurance	15,026	14,760
Other assets	2,469	2,910

Total Assets	$651,604	$666,568

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$21,413	$19,833
Deposits-interest-bearing	515,616	534,622
Total Deposits	537,029	554,455
FHLB advances	48,593	49,098
Advances from borrowers for taxes and insurance	2,297	651
Accrued interest payable	246	233
Other liabilities	1,536	1,847
Total Liabilities	589,701	606,284

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in capital	25,861	25,889
Retained earnings	38,107	36,637
Treasury stock—at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,105)	(2,178)
Accumulated other comprehensive income	455	351
Total Shareholders’ Equity	61,903	60,284
Total Liabilities and Shareholders’ Equity	$651,604	$666,568

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,			Six Months Ended March 31,
	2012	2011		2012	2011
	(Dollars in thousands, except per share data)

Interest and Dividend Income

Loans, including fees	$6,031		$7,019	$12,458	$14,364
Investment securities, taxable	427		384	859	720
Investment securities, tax-exempt	6		8	10	15
Dividends, restricted stock	1		-	1	-
Interest-bearing cash accounts	9		7	18	19
Total Interest and Dividend Income	6,474		7,418	13,346	15,118

Interest Expense

Deposits	1,689		2,081	3,542	4,532
Long-term borrowings	428		427	862	879
Total Interest Expense	2,117		2,508	4,404	5,411

Net Interest Income	4,357		4,910	8,942	9,707

Provision for Loan Losses	325		8,142	25	10,042

Net Interest Income (Loss) after Provision for Loan Losses	4,032		(3,232)	8,917	(335)

Other Income

Service charges and other fees	261		230	468	471
Rental income – other real estate owned	329		-	399	-
Rental income – other	67		67	133	130
Gain on sale of investments, net	168		-	623	-
(Loss) gain on sale of other real estate owned, net	(59)		19	(21)	(7)
Earnings on bank-owned life insurance	132		134	266	277
Total Other Income	898		450	1,868	871

Other Expense

Salaries and employee benefits	1,723		1,642	3,312	3,157
Occupancy expense	540		572	1,048	1,109
Federal deposit insurance premium	221		320	453	703
Advertising	236		231	422	425
Data processing	326		271	620	562
Professional fees	459		457	914	844
Other real estate owned expense	720		536	1,013	1,233
Other operating expenses	458		426	945	925
Total Other Expenses	4,683		4,455	8,727	8,958

Income (Loss) before income tax expense (benefit)	247		(7,237)	2,058	(8,422)

Income tax expense (benefit)	28		(2,533)	588	(2,979)

Net Income (Loss)	$219		$(4,704)	$1,470	$(5,443)

Basic Earnings (Loss) Per Share	$0.04	$	(0.80)	$0.25	$(0.92)

Dividends Declared Per Share	$0.00		$0.00	$0.00	$0.03

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands)

Net Income (Loss)	$219	$(4,704)	$1,470	$(5,443)

Other Comprehensive Income (Loss):
Changes in net unrealized gains (loss) on securities available for sale	171	(108)	780	(1,248)
Gains realized in net income	(168)	-	(623)	-
	3	(108)	157	(1,248)
Deferred income tax effect	(1)	37	(53)	425
Total other comprehensive income (loss)	2	(71)	104	(823)
Total comprehensive income (loss)	$221	$(4,775)	$1,574	$(6,266)

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(Dollars in thousands, except share and per share data)

Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207

Net Loss	-	-	(5,443)	-	-	-	(5,443)

Unrealized loss on securities available for sale, net of taxes	-	-	-	-	-	(823)	(823)

Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)

Committed to be released ESOP shares (6,702 shares)	-	(15)	-	-	49	-	34

Balance, March 31, 2011	$62	$25,897	$37,306	$(477)	$(2,250)	$(644)	$59,894

Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284

Net Income	-	-	1,470	-	-	-	1,470

Unrealized gain on securities available for sale, net of taxes	-	-	-	-	-	104	104

Committed to be released ESOP shares (6,702 shares)	-	(28)	-	-	73	-	45

Balance, March 31, 2012	$62	$25,861	$38,107	$(477)	$(2,105)	$455	$61,903

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income (loss)	$1,470	$(5,443)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	368	430
Provision for loan losses	25	10,042
Deferred income taxes expense (benefit)	481	(3,012)
ESOP expense	45	34
(Accretion) of premiums and discounts on investment securities, net	(78)	(63)
Amortization (accretion) of mortgage servicing rights	38	(25)
Net gain on sale of investment securities available for sale	(623)	-
Loss on sale of other real estate owned	21	7
Write down of other real estate owned	472	903
Amortization of loan origination fees and costs	630	(556)
Decrease in accrued interest receivable	265	24
Increase (decrease) in accrued interest payable	13	(36)
(Decrease) increase in other liabilities	(311)	247
Earnings on bank-owned life insurance	(266)	(277)
Decrease (increase) in other assets	23	1,235
Decrease in prepaid FDIC assessment	433	674
Net Cash Provided by Operating Activities	1,746	4,184

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	3,108	714
Investment securities available for sale	14,636	12,375
Proceeds from sales of investment securities available for sale	18,954	-
Purchases of investment securities available for sale	(29,379)	(45,009)
Loan purchases	(13,332)	(9,796)
Loan originations and principal collections, net	41,508	23,646
Proceeds from sale of other real estate owned	3,834	3,955
Additions to mortgage servicing rights	(53)	-
Net decrease in restricted stock	522	640
Purchases of property and equipment	(130)	(175)
Net Cash Provided by (Used in) Investing Activities	39,668	(13,650)

Cash Flows from Financing Activities
Net decrease in deposits	(17,426)	(37,071)
Repayment of long-term borrowings	(505)	(5,735)
Increase in advances from borrowers for taxes and insurance	1,646	1,192
Cash dividends paid	-	(81)
Net Cash Used in Financing Activities	(16,285)	(41,695)

Net Increase (Decrease) in Cash and Cash Equivalents	25,129	(51,161)

Cash and Cash Equivalents - Beginning	33,496	81,395

Cash and Cash Equivalents - Ending	$58,625	$30,234

Supplementary Cash Flows Information
Interest paid	$4,391	$5,448
Income taxes paid	$-	$4
Non-cash transfer of loans to other real estate owned	$749	$4,980
Non-cash transfer of loans to investment securities available for sale	$10,671	$-

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

Malvern Federal Bancorp, Inc. (the “Company”) and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware investment company, and Malvern Federal Savings Bank (the “Bank”) and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware investment company,  provide various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans through the Bank’s eight full-service branches in Chester and Delaware Counties, Pennsylvania.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of March 31, 2012 and September 30, 2011, SAMG’s total assets were $42,000 and $42,000, respectively.  There was no income reported for SAMG for the three and six months ended March 31, 2012.  For the three months ended March 31, 2011 the net loss for SAMG was $1,400.  For the six months ended March 31, 2011 the net income for SAMG was $6,500.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

On January 17, 2012, the Company, the Bank and the Mutual Holding Company announced that they had adopted a Plan of Conversion and Reorganization pursuant to which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of March 31, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at March 31, 2012 and September 30, 2011 and for the three and six months ended March 31, 2012 and 2011 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results for the three and six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012, or any other period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities and fair value measurements and other real estate owned.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At March 31, 2012 and September 30, 2011, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Loans Receivable

The Company, through the Bank, grants mortgage, commercial and consumer loans to customers.  A substantial portion of the loan portfolio is represented by residential and commercial mortgage loans secured by properties located throughout Chester County, Pennsylvania and surrounding areas.  The ability of the Company’s debtors to honor their contracts is dependent upon, among other factors, real estate values and general economic conditions in this area.

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

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to local market conditions, we have not originated a significant amount of ARM loans in recent years.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may include information which was not previously available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2012 was appropriate under U.S. GAAP.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of March 31, 2012 and September 30, 2011, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Disclosures About Offsetting Assets and Liabilities.”  This project began as an attempt to converge the offsetting requirements under U.S. GAAP and IFRS.  However, as the Boards were not able to reach a converged solution with regards to offsetting requirements, the Boards developed convergent disclosure requirements to assist in reconciling differences in the offsetting requirements under U.S. GAAP and IFRS.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  ASU No. 2011-11 also requires disclosure of collateral received and posted in connection with master netting arrangements or similar arrangements.  ASU No. 2011-11 is effective for interim and annual reporting periods beginning on or after January 1, 2013.  As the provisions of ASU No. 2011-11 only impact the disclosure requirements related to the offsetting of assets and liabilities, the adoption will have no impact on the Company’s Consolidated Financial Statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.”  The provisions of ASU No. 2011-05 allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required.  In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented.  ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income for the interim period ended March 31, 2012.  The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s statements of income and condition.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”).  ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-4 had no impact on the Company’s Consolidated Financial Statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of March 31, 2012 and for the three and six months ended March 31, 2012 and 2011, the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Net Income (Loss )	$219	$(4,704)	$1,470	$(5,443)

Average common shares outstanding	6,102,500	6,102,500	6,102,500	6,102,500
Average unearned ESOP shares	(191,456)	(204,865)	(193,138)	(206,556)
Weighted average shares outstanding – basic	5,911,044	5,897,635	5,909,362	5,895,944

Earnings (Loss) per share – basic	$0.04	$(0.80)	$0.25	$(0.92)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) in 2008 for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and six months ended March 31, 2012, there were 3,351 and 6,702 shares committed to be released, respectively.  During the three and six months ended March 31, 2011, there were 3,351 and 6,702 shares committed to be released, respectively.  At March 31, 2012, there were 189,798 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.5 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At March 31, 2012 and September 30, 2011, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.

Investment securities available for sale at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,999	$6	$-	$5,005
U.S. government agencies	22,872	135	(30)	22,977
FHLB notes	1,694	5	-	1,699
State and municipal obligations	2,624	28	(46)	2,606
Single issuer trust preferred security	1,000	-	(242)	758
Corporate debt securities	1,502	30	-	1,532
	34,691	204	(318)	34,577

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,406	75	-	1,481
Fixed-rate	697	47	-	744
FHLMC:
Adjustable-rate	556	23	-	579
GNMA, adjustable-rate	140	3	-	143
CMO, fixed-rate	43,522	655	-	44,177
	46,321	803	-	47,124

	$81,012	$1,007	$(318)	$81,701

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

Proceeds from sales of securities available for sale during the first six months of fiscal 2012 were $19.0 million.  Gross gains of $623,000 were realized on these sales.  There were no sales of securities during fiscal 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at March 31, 2012 and September 30, 2011 consisted of the following:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$214	$7	$-	$221
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	481	43	-	524

	$696	$50	$-	$746

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$231	$9	$-	$240
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	3,565	218	-	3,783

	$3,797	$227	$-	$4,024

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at March 31, 2012 and September 30, 2011 that were in an unrealized loss position.

	March 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$3,970	$(30)	$-	$-	$3,970	$(30)
State and municipal obligations	964	(46)	-	-	964	(46)
Single issuer trust preferred security	-	-	758	(242)	758	(242)

	$4,934	$(76)	$758	$(242)	$5,692	$(318)

	September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government agencies	$6,971	$(26)	$-	$-	$6,971	$(26)
FHLB notes	994	(5)	997	(2)	1,991	(7)
State and municipal obligations	20	(20)	-	-	20	(20)
Single issuer trust preferred security	-	-	790	(210)	790	(210)
Mortgage-backed securities:
CMO, fixed-rate	6,077	(49)	-	-	6,077	(49)
	$14,062	$(100)	$1,787	$(212)	$15,849	$(312)

As of March 31, 2012, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of March 31, 2012, the Company’s investment securities that were in an unrealized loss position, all of which securities were available for sale, consisted of five U.S. government agency securities, five tax-free municipal bonds and one single issuer trust preferred security.  The Company does not intend to sell and expects that it is not more likely not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of March 31, 2012 represents other-than-temporary impairment.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

During the six months ended March 31, 2012, the gross unrealized loss of the single issuer trust preferred security increased by $32,000 from an unrealized loss at September 30, 2011 of $210,000 to an unrealized loss of $242,000 as of March 31, 2012.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the March 2012 quarter, but overall trends have stabilized within the market.  On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.

At March 31, 2012 and September 30, 2011 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at March 31, 2012 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Within 1 year	$18,682	$18,493	$-	$-
Over 1 year through 5 years	9,199	9,349	-	-
After 5 years through 10 years	5,345	5,295	-	-
Over 10 years	1,465	1,440
	34,691	34,577	-	-

Mortgage-backed securities	46,321	47,124	696	746

$81,012	$81,701	$696	$746

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	March 31, 2012	September 30, 2011
	(Dollars in thousands)

Residential mortgage	$220,211	$229,330
Construction and Development:
Residential and commercial	21,846	26,005
Land	632	2,722
Total Construction and Development	22,478	28,727
Commercial:
Commercial real estate	122,096	131,225
Multi-family	5,370	5,507
Other	8,735	10,992
Total Commercial	136,201	147,724
Consumer:
Home equity lines of credit	20,667	20,735
Second mortgages	72,188	85,881
Other	821	788
Total Consumer	93,676	107,404

Total loans	472,566	513,185

Deferred loan costs, net	2,538	2,935
Allowance for loan losses	(8,076)	(10,101)

Total loan receivable, net	$467,028	$506,019

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of March 31, 2012 and September 30, 2011.  Activity in the allowance is presented for the three and six months ended March 31, 2012 and 2011 and the year ended September 30, 2011, respectively.

	Three Months Ended March 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,339	$823	$11	$4,619	$5	$260	$170	$1,661	$18	$109	$9,015
Charge-offs	(500)	-	-	(361)	-	-	(15)	(409)	(6)	-	(1,291)
Recoveries	-	-	-	-	-	1	-	25	1	-	27
Provision	471	(4)	-	(449)	32	(43)	22	292	4	-	325
Ending Balance	$1,310	$819	$11	$3,809	$37	$218	$177	$1,569	$17	$109	$8,076

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Six Months Ended March 31, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(975)	(412)	-	(855)	-	(88)	(51)	(865)	(22)	-	(3,268)

Recoveries	-	1,139	-	-	-	2	-	75	2	-	1,218

Provision	827	(1,535)	(38)	488	(12)	(13)	8	205	21	74	25
Ending Balance	$1,310	$819	11	$3,809	$37	$218	$177	$1,569	$17	$109	$8,076
Ending balance: individually evaluated for impairment	$1	$29	$-	$443	-	$-	$-	$-	$-	$-	$473
Ending balance: collectively evaluated for impairment	$1,309	$790	$11	$3,366	$37	$218	$177	$1,569	$17	$109	$7,603

Loans receivable:
Ending balance	$220,211	$21,846	$632	$122,096	$5,370	$8,735	$20,667	$72,188	$821		$472,566
Ending balance: individually evaluated for impairment	$3,346	$3,211	$-	$6,072	$-	$176	$22	$669	$-		$13,496
Ending balance: collectively evaluated for impairment	$216,865	$18,635	$632	$116,024	$5,370	$8,559	$20,645	$71,519	$821		$459,070

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended March 31, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,571	$707	$64	$2,679	$27	$339	$225	$1,888	$18	$31	$7,549
Charge-offs	(1,842)	-	-	(1,930)	-	-	(27)	(1,532)	(2)	-	(5,333)
Recoveries	-	-	-	-	-	-	3	3	2	-	8
Provision	1,458	923	-	3,981	9	17	40	1,294	(1)	421	8,142
Ending Balance	$1,187	$1,630	$64	$4,730	$36	$356	$241	$1,653	$17	$452	$10,366

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Six Months Ended March 31, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)

Allowance for loan losses:

Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157

Charge-offs	(2,271)	(107)	-	(2,214)	(164)	-	(126)	(2,980)	(2)	-	(7,864)

Recoveries	-	-	-	1	1	1	3	20	5	-	31

Provision	1,903	1,048	1	4,202	8	52	80	2,349	(8)	407	10,042

Ending Balance	$1,187	$1,630	$64	$4,730	$36	$356	$241	$1,653	$17	$452	$10,366

Ending balance: individually evaluated for impairment	$47	$-	$-	$1,462	$-	$11	$89	$93	$-	$-	$1,702
Ending balance: collectively evaluated for impairment	$1,140	$1,630	$64	$3,268	$36	$345	$152	$1,560	$17	$452	$8,664

Loans receivable:

Ending balance	$223,129	$27,354	$2,995	$139,889	$5,442	$11,767	$20,063	$94,922	$850		$526,411
Ending balance: individually evaluated for impairment	$1,490	$1,358	$-	$12,689	$-	$11	$112	$262	$-		$15,922
Ending balance: collectively evaluated for impairment	$221,639	$25,996	$2,995	$127,200	$5,442	$11,756	$19,951	$94,660	$850		$510,489

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Year Ended September 30, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi- family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157

Charge-offs	(2,478)	(1,307)	-	(2,460)	(164)	(278)	(166)	(3,691)	(6)	-	(10,550)

Recoveries	1	-	-	1	1	5	3	82	9	-	102

Provision	2,380	2,245	(14)	3,894	21	287	99	3,499	(9)	(10)	12,392

Ending Balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101

Ending balance: individually evaluated for impairment	$296	$870	$-	$751	$-	$20	$61	$356	$-	$-	$2,354
Ending balance: collectively evaluated for impairment	$1,162	$757	$49	$3,425	$49	$297	$159	$1,798	$16	$35	$7,747

Loans receivable:

Ending balance	$229,330	$26,005	$2,722	$131,225	$5,507	$10,992	$20,735	$85,881	$788		$513,185
Ending balance: individually evaluated for impairment	$1,651	$5,201	$-	$6,996	$-	$195	$60	$757	$-		$14,860
Ending balance: collectively evaluated for impairment	$227,679	$20,804	$2,722	$124,229	$5,507	$10,797	$20,675	$85,124	$788		$498,325

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of March 31, 2012 and September 30, 2011.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
March 31, 2012:
Residential mortgage	$883	$1	$2,463	$3,346	$5,243
Construction and Development:
Residential and commercial	1,059	29	2,152	3,211	4,822
Commercial:
Commercial real estate	3,672	443	2,400	6,072	6,498
Other	-	-	176	176	176
Consumer:
Home equity lines of credit	-	-	22	22	37
Second mortgages	-	-	669	669	841
Total impaired loans	$5,614	$473	$7,882	$13,496	$17,617

September 30, 2011:
Residential mortgage	$1,627	$296	$24	$1,651	$2,813
Construction and Development:
Residential and commercial	2,033	870	3,168	5,201	9,306
Commercial:
Commercial real estate	5,005	751	1,991	6,996	9,999
Other	20	20	175	195	195
Consumer:
Home equity lines of credit	60	61	-	60	60
Second mortgages	440	356	317	757	757
Total impaired loans	$9,185	$2,354	$5,675	$14,860	$23,130

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and six months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012			Six Months Ended March 31, 2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)

Residential mortgage	$1,948	$11	$17	$1,756	$24	$44
Construction and Development:
Residential and commercial	2,266	-	220	3,297	-	220
Commercial:
Commercial real estate	6,855	77	96	6,914	150	179
Other	175	2	2	184	3	3
Consumer:
Home equity lines of credit	17	-	-	29	-	-
Second mortgages	574	1	2	572	2	4
Other	-	-	-	3	-	-
Total	$11,835	$91	$337	$12,755	$179	$450

	Three Months Ended March 31, 2011			Six Months Ended March 31, 2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)

Residential mortgage	$2,442	$-	$-	$2,361	$-	$-
Construction and Development:
Residential and commercial	1,364	-	35	1,381	-	35
Commercial:
Commercial real estate	8,034	98	110	8,010	281	372
Multi-family	-	-	-	276	-	-
Other	2	-	1	1	-	1
Consumer:
Home equity lines of credit	158	-	-	158	-	-
Second mortgages	532	-	-	1,586	-	-
Total	$12,532	$98	$146	$13,773	$281	$408

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of March 31, 2012 and September 30, 2011.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

March 31, 2012:
Residential mortgage	$214,351	$251	$5,609	$-	$220,211
Construction and Development:
Residential and commercial	13,354	3,218	5,274	-	21,846
Land	-	632	-	-	632
Commercial:
Commercial real estate	100,961	5,678	15,014	443	122,096
Multi-family	4,782	588	-	-	5,370
Other	7,065	900	770	-	8,735
Consumer:
Home equity lines of credit	20,457	-	210	-	20,667
Second mortgages	70,608	-	1,580	-	72,188
Other	821	-	-	-	821
Total	$432,399	$11,267	$28,457	$443	$472,566

September 30, 2011:
Residential mortgage	$225,498	$197	$3,635	$-	$229,330
Construction and Development:
Residential and commercial	15,514	2,579	7,042	870	26,005
Land	662	900	1,160	-	2,722
Commercial:
Commercial real estate	108,267	6,645	16,088	225	131,225
Multi-family	4,910	-	597	-	5,507
Other	9,190	1,004	798	-	10,992
Consumer:
Home equity lines of credit	20,621	16	98	-	20,735
Second mortgages	82,425	1,335	2,121	-	85,881
Other	779	9	-	-	788
Total	$467,866	$12,685	$31,539	$1,095	$513,185

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$4,425	$2,866
Construction and Development:
Residential and commercial	3,210	6,617
Commercial:
Commercial real estate	2,822	1,765
Other	201	229
Consumer:
Home equity lines of credit	43	61
Second mortgages	1,029	1,377
Total non-accrual loans	$11,730	$12,915

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $203,000 and $170,000 for the three months ended March 31, 2012 and 2011, respectively, and was $312,000 and $364,000 for the six months ended March 31, 2012 and 2011, respectively.  There were no loans past due 90 days or more and still accruing interest at March 31, 2012 or September 30, 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, payments have been received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of March 31, 2012 and September 30, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(Dollars in thousands)
March 31, 2012:
Residential mortgage	$214,802	$546	$438	$4,425	$5,409	$220,211
Construction and Development:
Residential and commercial	18,636	-	-	3,210	3,210	21,846
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	118,838	-	436	2,822	3,258	122,096
Multi-family	5,370	-	-	-	-	5,370
Other	8,534	-	-	201	201	8,735
Consumer:
Home equity lines of credit	20,624	-	-	43	43	20,667
Second mortgages	69,688	1,058	413	1,029	2,500	72,188
Other	821	-	-	-	-	821
Total	$457,945	$1,604	$1,287	$11,730	$14,621	$472,566

September 30, 2011:
Residential mortgage	$225,705	$341	$418	$2,866	$3,625	$229,330
Construction and Development:
Residential and commercial	19,388	-	-	6,617	6,617	26,005
Land	2,722	-	-	-	-	2,722
Commercial:
Commercial real estate	129,265	-	195	1,765	1,960	131,225
Multi-family	5,507	-	-	-	-	5,507
Other	10,741	22	-	229	251	10,992
Consumer:
Home equity lines of credit	20,658	-	16	61	77	20,735
Second mortgages	82,803	1,074	627	1,377	3,078	85,881
Other	772	-	16	-	16	788
Total	$497,561	$1,437	$1,272	$12,915	$15,624	$513,185

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

As a result of adopting the amendments in ASU No. 2011-02 in the fourth quarter of fiscal 2011, the Company reassessed all loans that were restructured on or after October 1, 2010 and for which the borrower was determined to be troubled, for identification as troubled debt restructurings (“TDRs”). Upon identifying those receivables as TDRs, the Company identified them as impaired under the guidance in Section 310-10-35 of the Accounting Standards Codification. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 450-20 for those receivables newly identified as impaired.

Restructured loans deemed to be TDRs typically are the result of extension of the loan maturity date or a reduction of the interest rate of the loan to a rate that is below market, a combination of rate and maturity extension, or by other means including covenant modifications, forbearance and other concessions. However, the Company generally only restructures loans by modifying the payment structure to require payments of interest only for a specified period or by reducing the actual interest rate. Once a loan becomes a TDR, it will continue to be reported as a TDR during the term of the restructure.

The Company had $11.2 million and $10.3 million of TDRs at March 31, 2012 and September 30, 2011, respectively.  Twelve loans deemed TDRs with an aggregate balance of $8.3 million at March 31, 2012 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through March 31, 2012, and, accordingly, were deemed to be performing loans at March 31, 2012 and we continued to accrue interest on such loans through such date.  During the six months ended March 31, 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR.  At March 31, 2012, three TDRs with an aggregate balance of $2.9 million were deemed non-accruing TDRs.  The $2.9 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at March 31, 2012,  were comprised of two construction and development loans with an aggregate balance of $1.6 million and one commercial real estate loans with an aggregate balance of $1.3 million at March 31, 2012.  All of such loans had been classified as TDRs prior to March 31, 2012 since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden.  Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions.  A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

There was no TDR activity for the three months ended March 31, 2012. The following table shows the TDR activity for the six months ended March 31, 2012.

	For the Six Months Ended March 31, 2012
	Restructured Current Period
	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
		(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	2	$1,810	$1,594
Total troubled debt restructurings	2	$1,810	$1,594

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

Management believes, as of March 31, 2012, that the Bank met all capital adequacy requirements to which it was subject.

As of March 31, 2012, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreements”) with the OTS (whose supervisory responsibilities over the Bank have been transferred to the OCC) that required compliance with certain items within specified timeframes as outlined in the Agreements.  The Company and the Bank operated in compliance with the Supervisory Agreements in all material respects during the six months ended March 31, 2012.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2012:
Tangible Capital (to tangible assets)	$53,442	8.27%	$	≥ 9,689	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	53,442	8.27		≥25,838	≥4.00	$ ≥32,297	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	53,442	12.45		≥17,174	≥4.00	≥25,761	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	58,842	13.71		≥34,347	≥8.00	≥42,934	≥10.00

As of September 30, 2011:
Tangible Capital (to tangible assets)	$49,681	7.54%	$	≥ 9,878	≥1.50%	N/A
Core Capital (to adjusted tangible assets)	49,681	7.54		≥26,342	≥4.00	$ ≥32,928	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	49,681	10.76		≥18,476	≥4.00	≥27,714	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	55,493	12.01		≥36,952	≥8.00	≥46,190	≥10.00

During the six months ended March 31, 2012, the Company made a $3.2 million capital infusion to the Bank.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table sets forth the Company’s financial assets on a recurring basis that were accounted for at fair value as of March 31, 2012 and September 30, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements.

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,005	$5,005	$-	$-
U.S. government agencies	22,977	-	22,977	-
FHLB notes	1,699	-	1,699	-
State and municipal obligations	2,606	-	2,606	-
Single issuer trust preferred security	758	-	758	-
Corporate debt securities	1,532	-	1,532	-
Total investment securities available for sale	34,577	5,005	29,572	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,481	-	1,481	-
Fixed-rate	744	-	744	-
FHLMC:
Adjustable-rate	579	-	579	-
GNMA, adjustable-rate	143	-	143	-
CMO, fixed-rate	44,177	-	44,177	-
Total mortgage-backed securities available for sale	47,124	-	47,124	-

Total	$81,701	$5,005	$76,696	$-

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,010	$5,010	$-	$-
U.S. government agencies	23,946	-	23,946	-
FHLB notes	4,496	-	4,496	-
State and municipal obligations	963	-	963	-
Single issuer trust preferred security	790	-	790	-
Corporate debt securities	2,214	-	2,214	-
Total investment securities available for sale	37,419	5,010	32,409	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,635	-	2,635	-
Fixed-rate	954	-	954	-
FHLMC:
Adjustable-rate	664	-	664	-
Fixed-rate	352	-	352	-
GNMA, adjustable-rate	151	-	151	-
CMO, fixed-rate	32,214	-	32,214	-
Total mortgage-backed securities available for sale	36,970	-	36,970	-

Total	$74,389	$5,010	$69,379	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at March 31, 2012 and September 30, 2011:

	March 31, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$2,104	$-	$-	$2,104
Impaired loans	5,141	-	-	5,141

Total	$7,245	$-	$-	$7,245

	March 31, 2012
	Fair Value at March 31, 2012	Valuation Technique	Unobservable Input	Range (Weighted Avg)

Other real estate owned	$2,104	Discounted appraisals	Collateral discounts	4-30%
Impaired loans	5,141	Discounted appraisals	Collateral discounts	8-60%

Total	$7,245

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$3,382	$-	$-	$3,382
Impaired loans	6,831	-	-	6,831

Total	$10,213	$-	$-	$10,213

	September 30, 2011
	Fair Value at September 30, 2011	Valuation Technique	Unobservable Input	Range (Weighted Avg)

Other real estate owned	$3,382	Discounted appraisals	Collateral discounts	5-50%
Impaired loans	6,831	Discounted appraisals	Collateral discounts	10-60%

Total	$10,213

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2012 and September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since March 31, 2012 and September 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities— Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 3 securities as of March 31, 2012 or September 30, 2011.

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

Impaired Loans—Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

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

Other Real Estate Owned— Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of March 31, 2012 and September 30, 2011 are presented below:

	March 31, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$58,625	$58,625	$-	$58,625	$-
Investment securities available for sale	81,701	81,701	5,005	76,696	-
Investment securities held to maturity	696	746	-	746	-
Loans receivable, net	467,028	484,194	-		484,194
Accrued interest receivable	1,632	1,632	-	1,632	-
Restricted stock	4,827	4,827	4,827	-	-
Mortgage servicing rights	143	143	-	143	-

Financial liabilities:
Savings accounts	46,996	46,996	-	46,996	-
Checking and NOW accounts	116,501	116,501	-	116,501	-
Money market accounts	79,248	79,248	-	79,248	-
Certificates of deposit	294,284	302,482	-	302,482	-
FHLB advances	48,593	57,422	-	57,422	-
Accrued interest payable	246	246	-	246	-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,496	$33,496	$-	$33,496	$-
Investment securities available for sale	74,389	74,389	5,010	69,379	-
Investment securities held to maturity	3,797	4,024	-	4,024	-
Loans receivable, net	506,019	527,628	-		527,628
Accrued interest receivable	1,897	1,897	-	1,897	-
Restricted stock	5,349	5,349	5,349		-
Mortgage servicing rights	128	128	-	128	-

Financial liabilities:
Savings accounts	45,067	45,067	-	45,067	-
Checking and NOW accounts	108,555	108,555	-	108,555	-
Money market accounts	86,315	86,315	-	86,315	-
Certificates of deposit	314,518	323,634	-	323,634	-
FHLB advances	49,098	53,643	-	53,643	-
Accrued interest payable	233	233	-	233	-

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the effective income tax rate on income before income taxes:

	Six Months Ended March 31,
	2012	2011
	(Dollars in thousands)

At federal statutory rate	$700	$(2,863)
Adjustments resulting from:
Tax-exempt interest	(3)	(5)
Low-income housing credit	(22)	(20)
Earnings on bank-owned life insurance	(91)	(94)
Other	4	3

	$588	$(2,979)

The Company’s effective tax rate was 28.57% and (35.37%) for the six months ended March 31, 2012 and 2011, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Deferred income taxes at March 31, 2012 and September 30, 2011 were as follows:

	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$2,746	$3,434
Nonaccrual interest	359	431
Write-down of real estate owned	466	298
Depreciation	31	-
AMT credit carryover	180	84
Low-income housing tax credit carryover	220	191
Supplement Employer Retirement Plan	367	352
Charitable contributions	247	247
State net operating loss	296	296
Net operating loss	2,613	2,702
Other	152	137
Total Deferred Tax Assets	7,677	8,172
Valuation allowance for state net operating loss	(296)	(296)
Total Deferred Tax Assets, Net of Valuation Allowance	$7,381	$7,876

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(234)	(180)
Depreciation	-	(28)
Mortgage servicing rights	(49)	(43)
Other	(168)	(160)
Total Deferred Tax Liabilities	(451)	(411)

Deferred Tax Assets, Net	$6,930	$7,465

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

In October 2010, the Company, the Bank and the Mutual Holding Company entered into Supervisory Agreements (the “Supervisory Agreement(s)”) with the OTS which primarily addressed the issues identified in the OTS’ reports of examination of the Company’s, the Bank’s, and the Mutual Holding Company’s operations and financial condition in 2010.  See “Item 1. Business” at pages 2 through 4 in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011 (which are incorporated herein by reference) for more information about the Supervisory Agreements.   As discussed above, the regulatory functions of the OTS have been transferred to the OCC, in the case of the Bank, and the FRB in the case of the Company and the Mutual Holding Company.

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

The allowance for credit losses is maintained at a level considered appropriate under U.S. GAAP to provide for losses that can be reasonably anticipated. Management performs a quarterly evaluation of the adequacy of the allowance.  The allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, the composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision as more information becomes available.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at March 31, 2012 was  appropriate under U.S. GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At March 31, 2012, the Company had $7.2 million of assets that were measured at fair value on a recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $6.9 million at March 31, 2012.  We have a valuation allowance against our net deferred tax asset for $296,000 as of March 31, 2012 and September 30, 2011.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

Comparison of Financial Condition at March 31, 2012 and September 30, 2011

The Company’s total assets amounted to $651.6 million at March 31, 2012 compared to $666.6 million at September 30, 2011.  The primary reasons for the $15.0 million decrease in assets during first six months of fiscal 2012 was a decrease of $39.0 million in net loans receivable and a $3.6 million reduction in other real estate owned (“REO”).  These decreases were partially offset by an aggregate $25.1 million increase in cash and cash equivalents and a $4.2 million increase in investment securities.  The decrease in loans receivable during the first six months of fiscal 2012 was due to a $10.7 million loan sale securitization during the first six months of fiscal 2012, as well as decreased demand from consumers, the internal lending restrictions we adopted early in fiscal 2010, and the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010.  The $3.6 million reduction in REO at March 31, 2012 compared to September 30, 2011, was due to $3.8 million of net sales in REO properties, at a net loss of $21,000, and $472,000 in reductions to REO fair values, which are reflected as REO expense during the first six months of fiscal 2012.  The Company’s total REO amounted to $4.7 million at March 31, 2012 compared to $8.3 million at September 30, 2011.

Our total liabilities at March 31, 2012, amounted to $589.7 million compared to $606.3 million at September 30, 2011.  The $16.6 million, or 2.7% decrease in total liabilities was due primarily to a decrease in total deposits of $17.4 million, which was partially offset by $1.6 million increase in total escrow advances for taxes and insurance in the first six months of fiscal 2011.  Our total deposits amounted to $537.0 million at March 31, 2012 compared to $554.5 million at September 30, 2011.   There was a $505,000 decrease in our FHLB advances during the six months ended March 31, 2012.

Total shareholders’ equity increased by $1.6 million to $61.9 million at March 31, 2012 compared to $60.3 million at September 30, 2011 primarily due to an increase in retained earnings and the effect of an increase in our accumulated other comprehensive income at March 31, 2012.  Retained earnings increased by $1.5 million to $38.1 million at March 31, 2012 primarily as a result of the $1.5 million net income during the first six months of fiscal 2012.  Our ratio of equity to assets was 9.50% at March 31, 2012.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Loans 31-89 days delinquent:

Residential mortgage	$984	$1,408	$759
Construction and Development:
Residential and commercial	-	-	-
Commercial:
Commercial real estate(1)	436	3,170	195
Other	-	-	22
Consumer:
Home equity lines of credit	-	20	16
Second mortgages	1,471	1,182	1,701
Other	-	7	16
Total	$2,891	$5,787	$2,709

(1) At March 31, 2012, includes one loan deemed to be a troubled debt restructuring (“TDR”) in the amount of $436,000 which was 60 days past due at such date.
(1) At December 31, 2011, includes two TDR’s in the amount of $1.8 million which were more than 60 days but less than 90 days past due.

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

	March 31, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$4,425	$2,562	$2,866
Construction or development:
Residential and commercial(1)	3,210	4,841	6,617
Commercial:
Commercial real estate(2)	2,822	1,694	1,765
Other	201	209	229
Consumer:
Home equity lines of credit	43	37	61
Second mortgages	1,029	1,065	1,377
Other	-	-	-
Total non-accruing loans	11,730	10,408	12,915
Other real estate owned and other foreclosed assets:
Residential mortgage	1,374	2,489	3,872
Construction or development:
Residential and commercial	-	-	-
Land	164	-	-
Commercial:
Commercial real estate	3,171	3,908	4,415
Multi-family	-	-	-
Other	34	34	34
Total	4,743	6,431	8,321
Total non-performing assets	16,473	16,839	21,236
Performing troubled debt restructurings:
Residential mortgage	876	882	1,049
Construction or development:
Land	1,154	1,157	1,160
Commercial:
Commercial real estate(3)	6,100	7,897	7,919
Multi-family	-	-	-
Other	175	175	175
Consumer:
Home equity lines of credit	-	-	37
Second mortgages	-	-	-
Total	8,305	10,111	10,340
Total non-performing assets and performing troubled debt restructurings	$24,778	$26,950	$31,576
Ratios:
Total non-accrual loans as a percent of gross loans	2.48%	2.15%	2.52%
Total non-performing assets as a percent of total assets	2.53%	2.53%	3.19%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	3.80%	4.04%	4.74%

(1) At March 31, 2012, includes two loans to one borrower classified as TDRs in the aggregate amount of $1.6 million.
(1) At December 31, 2011, includes two loans classified as TDRs in the aggregate amount of $1.8 million.
(2) At March 31, 2012, includes one loan classified as a TDR in the amount of $1.3 million.
(3) At March 31, 2012, includes one TDR in the aggregate amount of $436,000 which was 60 days past due at March 31, 2012.
(3) At December 31, 2011, includes two TDRs in the aggregate amount of $1.8 million which were more than 60 days but less than 90 days past due.

At March 31, 2012, our total non-performing assets amounted to $16.5 million, a decrease of $4.8 million compared to total non-performing assets at September 30, 2011. At March 31, 2012, the Company’s total non-accruing loans amounted to $11.7 million, or 2.48% of total loans, compared to $12.9 million of non-accruing loans, or 2.52% of total loans at September 30, 2011.  Included in our non-performing assets at March 31, 2012 were 17 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $4.4 million at such date, and 17non-accruing second mortgage loans and home equity loans, with an aggregate outstanding balance of $1.1 million. Our non-performing loans at March 31, 2012, also included the following significant items.

●
A $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania. Since these loans were originated in December 2007, a total of 64 units have been built of which 40 have been sold, with 24 units being marketed for sale. These loans were placed on non-accrual status in June 2011.  During the fiscal year ended September 30, 2011, we recorded a partial charge-off in the amount of $800,000 based on an updated appraisal, and we received principal repayments in the amount of $606,000, reducing our carrying value to $1.6 million at March 31, 2012. The borrower recently pledged additional real estate collateral as part of a loan modification plan which was signed by all parties during the December 2011 quarter. Based on the terms of the agreement, these loans have been classified as TDRs, although they remained on non-accruing and non-performing status as of March 31, 2012.  While these loans were meeting the terms and conditions of the restructuring agreement at March 31, 2012, they will continue to be deemed as non-accruing TDRs until sufficient criteria is met to change the status of the loan.  While sales of units in this development currently are ahead of schedule, the loan documents, as modified, call for sales of the remaining 24 units over the next 31 months.

●
A $2.4 million participation interest in a $14.3 million construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This loan was placed on non-accrual status in June 2011 and was 367 days past due at March 31, 2012.  We recorded a partial charge-off in the amount of $400,000 based on an updated appraisal during fiscal 2011.  During the first six months of fiscal 2012, we recorded an additional partial charge-off in the amount of $412,000 reducing our loan carrying value to $1.6 million. During the December 31, 2011 quarter, we entered into a forbearance agreement with the borrower and other participants, which is expected to result in the disposition of such loan during the June 2012 quarter at no additional loss to us.

●
A $1.3 million commercial real estate loan on a mixed use (warehouse and self-storage rental units) property located in Chester County, Pennsylvania, which was placed on non-accrual status in February 2011. This loan is expected to become current during fiscal year 2012 as the borrower continues to make additional payments to bring this loan current.

●
A $1.3 million commercial real estate loan collateralized by first mortgages on two commercial mixed-use (retail space and apartments) located in Pottstown, Pennsylvania. As a result of reduced cash flows on the properties due to vacancies, the Bank agreed to restructure the loans in December 2010 to require payments of interest only until January 2012, when payments of principal and interest were to resume. While the borrower has not resumed payments on the principal, as agreed, an agreement of sale on the underlying collateral properties was entered into during the March 31, 2012 quarter. Settlement on the sale of the collateral properties is expected to occur during the June 2012 quarter, at which time the Bank expects the loan to be repaid with no additional loss.

For the six months ended March 31, 2012 and 2011, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $312,000 and $364,000, respectively.  The amount that was included in interest income on such loans was $107,000 for the six months ended March 31, 2012.

Our non-performing assets also include REO in addition to non-performing loans.  At March 31, 2012, our total REO amounted to $4.7 million, a decrease of $3.6 million compared to total REO at September 30, 2011. The $3.6 million decrease in REO at March 31, 2012 compared to September 30, 2011, was due to $3.8 million of sales of REO, at a net loss of $21,000, and $472,000 in reductions to REO fair values which are reflected in other REO expense during the first six months of fiscal 2012. Our REO at March 31, 2012 included the following significant items.

●
Nine separate properties located in the greater Philadelphia market area which were acquired as REO in July 2011 and which previously secured three separate commercial real estate loans to one borrower with an aggregate carrying value of $3.4 million at the time of foreclosure (which was net of $658,000 in charge-offs to the ALLL taken on the loans prior to foreclosure).  The properties consist of various types and usages and include an industrial building in Philadelphia used to process and fabricate marble and granite, three mixed-use (retail space and apartments) buildings in Philadelphia, one building with six retail units in Philadelphia and one mixed-use (eight apartment units and one office) in Norristown, Pennsylvania. We recorded an aggregate of $420,000 in write-downs on these properties during fiscal 2011. In addition, we had $207,000 in additional write-downs during the first six months of fiscal 2012 that were recorded as other real estate owned expense.  The aggregate carrying value of the remaining six properties was $2.3 million at March 31, 2012.  We are marketing these properties for sale and, during the first six months of fiscal 2012, we have sold and settled on three of such properties at no additional loss and with an aggregate sales price of $504,000.

●
Ten separate single-family residential rental properties with an aggregate carrying value of $1.5 million which previously secured loans to one borrower and which were acquired as real estate owned in September 2011. During the March 31, 2012 quarter, as a result of the receipt of an updated appraisal, we had $103,000 in additional write-downs that were recorded as other real estate owned expense. These properties had an aggregate carrying value in the amount of $1.4 million at March 31, 2012 Five of these properties are located in Chester, Pennsylvania, three properties are located in Claymont, Delaware, one is located in Wilmington, Delaware, and one property is located in Morgantown, Pennsylvania. These properties are in the process of being marketed for sale.

●
Two parcels of mixed-use real estate located in Franklin County, Pennsylvania and woodworking equipment on site was acquired as real estate owned in September 2011 and had a carrying value $563,000 at March 31, 2012. We have entered into an agreement of sale of this property, with settlement scheduled in second half of fiscal  2012 at no additional loss.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty.  Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At March 31, 2012 our total performing troubled debt restructurings amounted to $8.3 million compared to $10.3 million of performing troubled debt restructurings at September 30, 2011. During the six months ended March 31, 2012, one commercial real estate loan with a balance of $1.3 million which previously was carried as a performing TDR was transferred to a non-performing and non-accrual status due to the loan becoming more than 90 days past due. Our performing troubled debt restructurings at March 31, 2012 included the following significant items.

●
A total of five loans to one borrower with an aggregate outstanding balance of $786,000 at March 31, 2012 collateralized by single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months as well as a modification to the interest rate. All of these loans have remained current under their restructured terms. During the first six months of fiscal 2012, all of these loans resumed normal amortization of principal and interest payments under their original terms and interest rates.

●
Four loans to one borrower with an aggregate outstanding balance of $3.0 million at March 31, 2012 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $1.8 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania and the other two loans, with an aggregate outstanding balance of $1.1 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010 to require payments of interest only for six months and they have been performing in accordance with their terms since they were restructured.

●
One loan with an outstanding balance in the amount of $1.4 million at March 31, 2012 secured by a first lien on a commercial real estate mixed use (warehouse and office space) property located in Delaware County, Pennsylvania. As a result of slow sales, the borrower was experiencing financial difficulties and in April 2011 the Bank restructured the loan from its original terms to require payments of interest only until October 2011.  The borrower has been paying as agreed under the terms of the restructuring and began making principal and interest payments in October 2011 as agreed. The borrower is expected to continue to pay as agreed.

●
One commercial real estate loan to one borrower with a carrying value in the amount of $2.3 million at March 31, 2012 secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania. This loan was restructured in March 2011 to require payments of interest only, at a reduced rate, for six months.  A 2011 appraisal indicated that the outstanding loan balance exceeded the value of the collateral property securing this loan.  We have allocated $392,000 of our allowance for loan losses to this loan at March 31, 2012. Since the project was completed in April 2010, a total of 277 units have been rented, with 143 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring.  The restructured terms require the borrower to resume payments of principal and interest starting in April 2012.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2012 and 2011

General.  Our net income was $219,000 for the three months ended March 31, 2012 compared to net loss of $4.7 million for the three months ended March 31, 2011.  On a per share basis, the net income was $0.04 per share for the quarter ended March 31, 2012, compared to net loss of $0.80 per share for the quarter ended March 31, 2011.  The primary reason for the $4.9 million difference in our results of operations in the second quarter of fiscal 2012 compared to the second quarter in fiscal 2011 was a decrease in the provision of loan losses of $7.8 million.  Our interest rate spread of 2.72% and net interest margin of 2.83% for the three months ended March 31, 2012 decreased when compared to a net interest spread of 2.95% and a net interest margin of 3.07% for the three months ended March 31, 2011.

Our net income was $1.5 million for the six months ended March 31, 2012 compared to net loss of $5.4 million for the six months ended March 31, 2011.  On a per share basis, the net income was $0.25 per share for the six months ended March 31, 2012, compared to net loss of $0.92 per share for the six months ended March 31, 2011.  The primary reason for the $6.9 million difference in our results of operations in the first six months of fiscal 2012 compared to the comparable prior fiscal year period was a decrease in the provision of loan losses of $10.0 million.  Our interest rate spread of 2.78% and net interest margin of 2.90% for the six months ended March 31, 2012 decreased when compared to a net interest spread of 2.89% and a net interest margin of 3.00% for the six months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$480,117	$6,031	5.02%	$534,745	$7,019	5.25%
Investment securities	85,877	433	2.02	79,969	392	1.96
Deposits in other banks	44,169	9	0.08	18,950	7	0.15
FHLB stock	4,978	1	0.08	6,117	-	0.00
Total interest-earning assets	615,141	6,474	4.21	639,781	7,418	4.64
Non-interest-earning assets	43,020			43,133
Total assets	$658,161			$682,914

Interest Bearing Liabilities:
Demand and NOW accounts	$91,390	71	0.31	$92,030	127	0.55
Money market accounts	83,446	111	0.53	87,752	246	1.12
Savings accounts	45,422	12	0.11	41,166	19	0.18
Time deposits	300,722	1,495	1.99	324,272	1,689	2.08
Total deposits	520,980	1,689	1.30	545,220	2,081	1.53
FHLB borrowings	48,719	428	3.51	49,725	427	3.44
Total interest-bearing liabilities	569,699	2,117	1.49	594,945	2,508	1.69
Non-interest-bearing liabilities	26,400			23,020
Total liabilities	596,099			617,965
Shareholders’ Equity	62,062			64,949
Total liabilities and shareholders’ equity	$658,161			$682,914
Net interest-earning assets	$45,442			$44,836
Net interest income; average interest rate spread		$4,357	2.72%		$4,910	2.95%
Net interest margin (2)			2.83%			3.07%
Average interest-earning assets to average interest-bearing liabilities	107.98%			107.54%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Six Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$488,462	$12,458	5.10%	$538,897	$14,364	5.33%
Investment securities	84,846	869	2.04	75,420	735	1.95
Deposits in other banks	38,607	18	0.10	25,526	19	0.15
FHLB stock	5,069	1	0.04	6,232	-	0.00
Total interest-earning assets	616,984	13,346	4.32	646,075	15,118	4.68
Non-interest-earning assets	44,336			46,729
Total assets	$661,320			$692,804

Interest Bearing Liabilities:
Demand and NOW accounts	$90,122	149	0.34	$89,649	298	0.66
Money market accounts	85,403	285	0.66	86,527	480	1.11
Savings accounts	45,132	23	0.10	41,048	38	0.19
Time deposits	304,564	3,085	2.02	336,412	3,716	2.21
Total deposits	525,221	3,542	1.34	553,636	4,532	1.64
FHLB borrowings	48,847	862	3.52	50,402	879	3.49
Total interest-bearing liabilities	574,068	4,404	1.54	604,038	5,411	1.79
Non-interest-bearing liabilities	25,597			23,064
Total liabilities	599,665			627,102
Shareholders’ Equity	61,655			65,702
Total liabilities and shareholders’ equity	$661,320			$692,804
Net interest-earning assets	$42,916			$42,037
Net interest income; average interest rate spread		$8,942	2.78%		$9,707	2.89%
Net interest margin (2)			2.90%			3.00%
Average interest-earning assets to average interest-bearing liabilities	107.48%			106.96%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  Our interest and dividend income decreased for the three months ended March 31, 2012 by $944,000 or 12.7% over the comparable 2011 period to $6.5 million.  Interest income decreased in the three months ended March 31, 2012 over the prior comparable period in fiscal 2011 due primarily to a $988,000, or 14.1%, decrease in interest earned on loans.  The decrease in interest earned on loans in the second quarter of fiscal 2012 was due primarily to both a $54.6 million, or 10.2%, decrease in the average balance of our outstanding loans and a 23 basis point decrease in the average yield earned on our loan portfolio in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  Interest income on investment securities increased by $41,000, or 10.5%, in the second quarter of fiscal 2012 compared to the comparable prior fiscal year period.  The increase in interest income on investment securities in the second quarter of fiscal 2012 was due to a $5.9 million, or 7.4%, increase in the average balance of our investment securities portfolio as well as a six basis point increase in the average yield on investment securities to 2.02% for the three months ended March 31, 2012 from 1.96% for the same period in fiscal 2011.  Our interest earned on deposits in other institutions increased by $2,000 to $9,000 in the second quarter of fiscal 2012 compared to $7,000 in the second quarter of fiscal 2011.  The primary reason for the increase in the second quarter of fiscal 2012 was due to a $25.2 million increase in the average balance on deposits in other banks.

Our interest and dividend income decreased for the six months ended March 31, 2012 by $1.8 million or 11.7% over the comparable fiscal 2011 period to $13.3 million.  Interest income on loans decreased in the six months ended March 31, 2012 over the prior comparable period in fiscal 2011 by a $1.9 million, or 13.3%.  The decrease in interest earned on loans in the first six months of fiscal 2012 was due to both a $50.4 million, or 9.4%, decrease in the average balance of our outstanding loans and a 23 basis point decrease in the average yield earned on our loan portfolio in the first six months of fiscal 2012 compared to the first six months of fiscal 2011.  Interest income on investment securities increased by $134,000, or 18.2%, in the first six months of fiscal 2012 compared to the comparable prior fiscal year period.  The increase in interest income on investment securities in the first six months of fiscal 2012 was due to a $9.4 million, or 12.5%, increase in the average balance of our investment securities portfolio as well as a nine basis point increase in the average yield on investment securities to 2.04% for the six months ended March 31, 2012 from 1.95% for the same period in fiscal 2011. Our interest earned on deposits in other institutions decreased by $1,000 to $18,000 in the first six months of fiscal 2012 compared to $19,000 in the first six months of fiscal 2011.  The primary reason for the decrease in the first six months of fiscal 2012 was a five basis point decrease in the average yield earned on deposits in other banks.

Interest Expense.  Our interest expense for the three month period ended March 31, 2012 was $2.1 million, a decrease of $391,000 from the three month period ended March 31, 2011.  The reason for the decrease in interest expense in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was a 23 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $24.2 million, or 4.5%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 due primarily to a $23.6 million decrease in the average balance of certificates of deposit.  The average rate paid on total deposits decreased to 1.30% for the second quarter of fiscal 2012 from 1.53% for the second quarter of fiscal 2011. Our expense on borrowings amounted to $428,000 in the second quarter of fiscal 2012 compared to $427,000 in the second quarter of fiscal 2011.  The average balance of our borrowings decreased by $1.0 million in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  The average rate paid on borrowed funds of increased to 3.51% in the second quarter of fiscal 2012 compared to 3.44% in the second quarter of fiscal 2011.

Our interest expense for the six month period ended March 31, 2012 was $4.4 million, a decrease of $1.0 million from the six month period ended March 31, 2011.  The reason for the decrease in interest expense in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was a 30 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $28.4 million, or 5.1%, in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 due primarily to a $31.8 million decrease in the average balance of certificates of deposit.  The average rate paid on total deposits decreased to 1.34% for the first six months of fiscal 2012 from 1.64% for the first six months of fiscal 2011. Our expense on borrowings amounted to $862,000 in the first six months of fiscal 2012 compared to $879,000 in the first six months of fiscal 2011.  The average balance of our borrowings decreased by $1.6 million in the first six months of fiscal 2012 compared to the first six months of fiscal 2011, however the average rate paid on borrowed funds of increased to 3.52% in the first six months of fiscal 2012 compared to 3.49% in the first six months of fiscal 2011.

Provision for Loan Losses.  The provision for loan losses was $325,000 and $25,000 for the three and six months ended March 31, 2012, respectively.   The provision for loan losses was $8.1 million and $10.0 million for the three and six months ended March 31, 2011, respectively. The $7.8 million and $10.0 million difference in the provision for loan losses for the three and six months ended March 31, 2012, respectively, was due primarily to a $1.1 million recovery to the allowance for loan losses during the first quarter of fiscal 2012 upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania, as well as an overall improvement in the trend of our levels of delinquent, classified, impaired and non-performing loans.  At March 31, 2012, our total past due loans amounted to $14.6 million, a $1.0 million, or 6.4%, improvement compared to September 30, 2011.  Our total loans classified substandard and doubtful amounted to $28.9 million at March 31, 2012, a $3.7 million, or 11.4%, improvement compared to September 30, 2011.  Our total impaired loans amounted to $13.5 million at March 31, 2012, a $1.4 million, or 9.2%, reduction compared to our impaired September 30, 2011.  Our total non-accrual loans were $11.7 million at March 31, 2012 compared to $12.9 million at September 30, 2011, a $1.2 million, or 9.2%, reduction.

Our net charge-offs to the allowance for loan losses for the three months ended March 31, 2012 amounted to approximately $1.3 million compared to $5.3 million during the second quarter of fiscal 2011.  Our net charge-offs to the allowance for loan losses for the six months ended March 31, 2012 amounted to approximately $2.1 million compared to $7.8 million during the first six months of fiscal 2011.  During the six months ended March 31, 2012, our total charge-offs in the amount of $3.3 million were partially offset by $1.2 million in recoveries.

Our charge-offs during the first six months of fiscal 2012 included an aggregate of $975,000 in charge-offs taken on a total of 14 single-family residential mortgage loans as well as an aggregate of $865,000 (which was partially offset by $75,000 in recoveries) in charge-offs of consumer second-mortgage loans.  These charge-offs of single-family residential mortgage loans and second mortgages during the first six months of fiscal 2012 primarily reflect the receipt of updated appraisals on non-accruing loans indicating a decline in the fair value of the collateral property securing the loans. In  some cases, charge-offs reflect short sales of the underlying collateral properties (in a short sale the Bank agrees that the borrower can sell the collateral property for an amount which is less than the amount necessary for the Bank to be repaid in full on its loan).  Our charge-offs and recoveries to the allowance for loan losses during the six months ended March 31, 2012 also included the following items.

●
A $1.1 million recovery recorded upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania.

●
A $428,000 partial charge-off on a commercial real estate loan to one borrower secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania, reducing the carrying value of this loan at March 31, 2012 to $2.3 million based on a November 2011 appraisal.   As of March 31, 2012, we had allocated $392,000 of our allowance for loan losses to this loan, which was a performing TDR at such date.

●
A $412,000 partial charge-off on a $2.4 million participation interest in a non-performing construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey, reducing our loan carrying value to $1.6  million at March 31, 2012 based on a October 2011 appraisal. During the December 31, 2011 quarter, we entered into a forbearance agreement with the borrower and other participants, which is expected to result in the disposition of such loan during the June 2012 quarter at no additional loss.

●
In February 2012, the Bank recorded a $353,000 partial charge-off on the short-sale of the office building securing a $1.2 million commercial real estate loan to one borrower located in Philadelphia, Pennsylvania.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Six Months End March 31,		For the Year Ended September 30,
	2012	2011	2011
	(Dollars in thousands)

Balance at beginning of period	$10,101	$8,157	$8,157
Provision for loan losses	25	10,042	12,392

Charge-offs:
Residential mortgage	975	2,271	2,478
Construction and Development
Residential and commercial	412	107	1,307
Commercial:
Commercial real estate	855	2,214	2,460
Multi-family	-	164	164
Other	88	-	278
Consumer:
Home equity lines of credit	51	126	166
Second mortgages	865	2,980	3,691
Other	22	2	6
Total charge-offs	3,268	7,864	10,550
Recoveries:
Residential mortgage	-	-	1
Construction and Development
Residential and commercial	1,139	-	-
Commercial:
Commercial real estate	-	1	1
Multi-family	-	1	1
Other	2	1	5
Consumer:
Home equity lines of credit	-	3	3
Second mortgages	75	20	82
Other	2	5	9
Total recoveries	1,218	31	102

Net charge-offs	2,050	7,833	10,448
Balance at end of period	$8,076	$10,366	$10,101
Ratios:
Ratio of allowance for loan losses to non-accrual loans	68.85%	64.50%	78.21%
Ratio of net charge-offs to average loans outstanding, Annualized for the six-month periods ended March 31, 2012 and 2011	0.84%	2.91%	1.97%
Ratio of net charge-offs to total allowance for loan losses (annualized for the six-month periods ended March 31, 2012 and 2011)	50.78%	151.12%	103.43%

As of March 31, 2012, the balance of the allowance for loan losses was $8.1 million, or 1.71% of gross loans and 68.85% of non-accruing loans, compared to an allowance for loan losses of $10.1 million or 1.97% of gross loans and 78.21% of non-accruing loans at September 30, 2011.  The $325,000 expense to the provision for loan losses made in the second quarter of fiscal 2012 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.

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

Other Income.  Our other, or non-interest, income increased by $448,000, or 99.8%, to $898,000 for the three months ended March 31, 2012 compared to $450,000 for the three months ended March 31, 2011.  The increase in other income during the second quarter of fiscal 2012 was due primarily to a $168,000 gain recorded on the sale of $4.8 million of investment securities. In addition, there was an increase in rental income on REO in the amount of $329,000 in the quarter ended March 31, 2012.

Our other, or non-interest, income increased by $997,000, or 114.5%, to $1.9 million for the six months ended March 31, 2012 compared to $871,000 for the six months ended March 31, 2011.  The increase in other income during the first six months of fiscal 2012 was due primarily to a $623,000 gain recorded on the securitization and sale of $10.7 million of long-term, fixed-rate residential mortgage loans and the sale of $7.6 million of investment securities. In addition, there was an increase in rental income on REO in the amount of $399,000 in the six months ended March 31, 2012.

Other Expenses.  Our other, or non-interest, expenses increased by $228,000, or 5.1%, to $4.7 million in the quarter ended March 31, 2012 compared to $4.5 million for the three months ended March 31, 2011. The increase in other operating expenses in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 was due primarily to an $184,000 increase in other real estate owned expense and an $81,000 increase in salaries and employee benefits.  These items were partially offset by a $99,000 decrease in federal deposit insurance premiums in the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

Our other, or non-interest, expenses decreased by $231,000, or 2.6%, to $8.7 million for the six ended March 31, 2012 compared to $9.0 million for the six months ended March 31, 2011. The decrease in other operating expenses in the first six months of fiscal 2012 compared to the first six months of fiscal 2011 was due primarily to a $220,000 decrease in other real estate owned expense and a $250,000 decrease in federal deposit insurance premiums, due to a lower deposit base in fiscal 2012.  These decreases were partially offset by a $155,000 increase in salaries and employee benefits and a $70,000 increase in professional fees in the six months ended March 31, 2012 compared to the six months ended March 31, 2011.  The increase in professional fees was primarily due to legal costs associated with work out efforts on troubled assets.

Income Tax Expense.  Our income tax expense was $28,000 for the three months ended March 31, 2012 compared to an income tax benefit of $2.5 million for the three months ended March 31, 2011.  The increased income tax expense for the quarter ended March 31, 2012 was primarily due to the recognition of $247,000 in pre-tax income during the quarter ended March 31, 2012 compared to a $7.2 million pre-tax loss in the second quarter of fiscal 2011.  Our effective Federal tax rate was 11.3% and 35.0% for the three months ended March 31, 2012 and 2011, respectively.

Our income tax expense was $588,000 for the six months ended March 31, 2012 compared to an income tax benefit of $3.0 million for the six months ended March 31, 2011.  The increased income tax expense for the six months ended March 31, 2012 was primarily due to the recognition of $2.1 million in pre-tax income during the six months ended March 31, 2012 compared to an $8.4 million pre-tax loss during the first six months of fiscal 2011.  Our effective Federal tax rate was 28.6% and 35.4% for the six months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, management determined, based upon its review and analysis, that the net deferred tax asset, more likely than not, was realizable, and therefore no additional valuation allowance was required aside from the $296,000 state net operating loss allowance. It is management’s belief that the net losses reported for fiscal year end 2010 and 2011 are temporary and were a direct result of the poor economy and are not reflective our ability to be profitable in current and future periods,  provided there is relative stability its asset values. The Company has shown improvement for the first six months fiscal year 2012, reporting net income for the first six months of fiscal 2012.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At March 31, 2012, our cash and cash equivalents amounted to $58.6 million.  In addition, at such date our available for sale investment securities amounted to $81.7 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At March 31, 2012, we had certificates of deposit maturing within the next 12 months amounting to $113.1 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the six months ended March 31, 2012, the average balance of our outstanding FHLB advances was $48.8 million.  At March 31, 2012, we had $48.6 million in outstanding long-term FHLB advances and we had $288.4 million in potential FHLB advances available to us.  In addition, at March 31, 2012, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at March 31, 2012.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)

Long-term debt obligations	$-	$593	$-	$48,000	$48,593
Certificates of deposit	113,060	104,767	40,125	36,332	294,284
Operating lease obligations	279	558	410	4,714	5,961
Total contractual obligations	$113,339	$105,918	$40,535	$89,046	$348,838

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

MALVERN FEDERAL BANCORP, INC.

May 9, 2012	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

May 9, 2012	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer