Form 10-Q
period 2012-06-30
MALVERN FEDERAL BANCORP INC
filed 2012-08-13
CIK 1420488

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 30, 2012
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
YES  ☐   NO   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s class of common stock, as of the latest practicable date:  As of August 10, 2012, 6,102,500 shares of the Registrant’s common stock were issued and outstanding.

MALVERN FEDERAL BANCORP, INC.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Financial Condition (Unaudited)

	June 30, 2012	September 30, 2011
	(Dollars in thousands)

Assets

Cash and due from depository institutions	$1,368	$1,447
Interest bearing deposits in depository institutions	58,868	32,049
Cash and Cash Equivalents	60,236	33,496
Investment securities available for sale, at fair value	84,795	74,389
Investment securities held to maturity (fair value of $731 and $4,024 respectively)	679	3,797
Restricted stock, at cost	4,586	5,349
Loans receivable, net of allowance for loan losses of $7,983 and $10,101, respectively	465,618	506,019
Other real estate owned	4,216	8,321
Accrued interest receivable	1,548	1,897
Property and equipment, net	7,765	8,165
Deferred income taxes, net	6,814	7,465
Bank-owned life insurance	15,160	14,760
Other assets	2,634	2,910

Total Assets	$654,051	$666,568

Liabilities and Shareholders’ Equity

Liabilities
Deposits:
Deposits-noninterest-bearing	$21,767	$19,833
Deposits-interest-bearing	516,478	534,622
Total Deposits	538,245	554,455
FHLB advances	48,340	49,098
Advances from borrowers for taxes and insurance	3,101	651
Accrued interest payable	244	233
Other liabilities	1,917	1,847
Total Liabilities	591,847	606,284

Commitments and Contingencies	-	-

Shareholders’ Equity

Preferred stock, $0.01 par value, 10,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value, 40,000,000 shares authorized, issued and outstanding: 6,102,500	62	62
Additional paid-in capital	25,852	25,889
Retained earnings	38,379	36,637
Treasury stock—at cost, 50,000 shares	(477)	(477)
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,069)	(2,178)
Accumulated other comprehensive income	457	351
Total Shareholders’ Equity	62,204	60,284
Total Liabilities and Shareholders’ Equity	$654,051	$666,568

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Interest and Dividend Income

Loans, including fees	$5,894	$7,034	$18,352	$21,398
Investment securities, taxable	387	384	1,246	1,104
Investment securities, tax-exempt	23	6	33	21
Dividends, restricted stock	1	-	2	-
Interest-bearing cash accounts	16	6	34	25
Total Interest and Dividend Income	6,321	7,430	19,667	22,548

Interest Expense

Deposits	1,589	1,997	5,131	6,529
Long-term borrowings	427	431	1,289	1,310
Total Interest Expense	2,016	2,428	6,420	7,839

Net Interest Income	4,305	5,002	13,247	14,709

Provision for Loan Losses	335	600	360	10,642

Net Interest Income after Provision for Loan Losses	3,970	4,402	12,887	4,067

Other Income

Service charges and other fees	218	229	686	700
Rental income – other real estate owned	104	-	503	-
Rental income – other	59	66	192	196
Gain on sale of investments, net	40	-	663	-
(Loss) gain on sale of other real estate owned, net	(49)	3	(70)	(4)
Earnings on bank-owned life insurance	134	136	400	413
Total Other Income	506	434	2,374	1,305

Other Expense

Salaries and employee benefits	1,689	1,633	5,001	4,790
Occupancy expense	520	538	1,568	1,647
Federal deposit insurance premium	204	313	657	1,016
Advertising	159	160	581	585
Data processing	319	279	939	841
Professional fees	279	433	1,193	1,277
Other real estate owned expense	550	656	1,563	1,889
Other operating expenses	452	464	1,397	1,389
Total Other Expenses	4,172	4,476	12,899	13,434

Income (Loss) before income tax expense (benefit)	304	360	2,362	(8,062)

Income tax expense (benefit)	32	(4)	620	(2,983)

Net Income (Loss)	$272	$364	$1,742	$(5,079)

Basic Earnings (Loss) Per Share	$0.05	$0.06	$0.29	$(0.86)

Dividends Declared Per Share	$0.00	$0.00	$0.00	$0.03

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)

Net Income (Loss)	$272	$364	$1,742	$(5,079)

Other Comprehensive Income (Loss):
Changes in net unrealized gains (loss) on securities available for sale	43	900	823	(347)
Gains realized in net income	(40)	-	(663)	-
	3	900	160	(347)
Deferred income tax effect	(1)	(311)	(54)	113
Total other comprehensive income (loss)	2	589	106	(234)
Total comprehensive income (loss)	$274	$953	$1,848	$(5,313)

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	(Dollars in thousands, except share and per share data)

Balance, October 1, 2010	$62	$25,912	$42,830	$(477)	$(2,299)	$179	$66,207

Net Loss	-	-	(5,079)	-	-	-	(5,079)

Other comprehensive loss	-	-	-	-	-	(234)	(234)

Cash dividends declared ($0.03 per share)	-	-	(81)	-	-	-	(81)

Committed to be released ESOP shares (10,053 shares)	-	(10)	-	-	85	-	75

Balance, June 30, 2011	$62	$25,902	$37,670	$(477)	$(2,214)	$(55)	$60,888

Balance, October 1, 2011	$62	$25,889	$36,637	$(477)	$(2,178)	$351	$60,284

Net Income	-	-	1,742	-	-	-	1,742

Other comprehensive income	-	-	-	-	-	106	106

Committed to be released ESOP shares (10,053 shares)	-	(37)	-	-	109	-	72

Balance, June 30, 2012	$62	$25,852	$38,379	$(477)	$(2,069)	$457	$62,204

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended March 31,
	2012	2011
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income (loss )	$1,742	$(5,079)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	547	635
Provision for loan losses	360	10,642
Deferred income taxes expense (benefit)	596	(2,475)
ESOP expense	72	75
(Accretion) of premiums and discounts on investment securities, net	(162)	(61)
Amortization (accretion) of mortgage servicing rights	61	(18)
Net gain on sale of investment securities available for sale	(663)	-
Loss on sale of other real estate owned	70	4
Write down of other real estate owned	812	1,448
Amortization of loan origination fees and costs	(848)	(719)
Decrease in accrued interest receivable	349	45
Increase (decrease) in accrued interest payable	11	(34)
Increase (decrease) in other liabilities	70	677
Earnings on bank-owned life insurance	(400)	(413)
(Decrease) increase in other assets	(357)	863
Decrease in prepaid FDIC assessment	626	973
Net Cash Provided by Operating Activities	2,886	6,563

Cash Flows from Investing Activities
Proceeds from maturities and principal collections:
Investment securities held to maturity	3,124	888
Investment securities available for sale	23,054	18,692
Proceeds from sales of investment securities available for sale	22,854	-
Purchases of investment securities available for sale	(44,664)	(55,060)
Loan purchases	(23,061)	(23,942)
Loan originations and principal collections, net	52,128	36,686
Proceeds from sale of other real estate owned	4,374	4,631
Additions to mortgage servicing rights	(53)	-
Net decrease in restricted stock	763	937
Purchases of property and equipment	(147)	(218)
Net Cash Provided by (Used in) Investing Activities	38,372	(17,386)

Cash Flows from Financing Activities
Net decrease in deposits	(16,210)	(38,209)
Repayment of long-term borrowings	(758)	(5,985)
Increase in advances from borrowers for taxes and insurance	2,450	2,302
Cash dividends paid	-	(81)
Net Cash Used in Financing Activities	(14,518)	(41,973)

Net Increase (Decrease) in Cash and Cash Equivalents	26,740	(52,796)

Cash and Cash Equivalents - Beginning	33,496	81,395

Cash and Cash Equivalents - Ending	$60,236	$28,599

Supplementary Cash Flows Information
Interest paid	$6,409	$7,874
Income taxes paid	$-	$7
Non-cash transfer of loans to other real estate owned	$1,151	$6,906
Non-cash transfer of loans to investment securities available for sale	$10,671	$-

See notes to unaudited consolidated financial statements.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations

On May 19, 2008, Malvern Federal Savings Bank (“Malvern Federal Savings” or the “Bank”) completed its reorganization to the mutual holding company form of organization and formed Malvern Federal Bancorp, Inc. (the “Company”) to serve as the stock holding company for the Bank.  In connection with the reorganization, the Company sold 2,645,575 shares of its common stock to certain members of the Bank and the public at a purchase price of $10.00 per share.  In addition, the Company issued 3,383,875 shares, or 55% of the outstanding shares, of its common stock to Malvern Federal Mutual Holding Company, a federally chartered mutual holding company (the “Mutual Holding Company”), and contributed 123,050 shares (with a value of approximately $1.2 million), or 2.0% of the outstanding shares, to the Malvern Federal Charitable Foundation, a newly created Delaware charitable foundation.  Due to purchases of treasury stock, at June 30, 2012, the Mutual Holding Company owns 55.5% of the outstanding common stock of Malvern Federal Bancorp, Inc. and the minority public shareholders own the remaining 44.5%.  The Mutual Holding Company is a federally chartered mutual holding company.

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

Malvern Federal Mutual Holding Company, which owns approximately 55.5% of the outstanding common stock of the Company, will merge with and into the Company as part of the reorganization and its shares in the Company will be extinguished.  The Company will then merge with and into the new Pennsylvania corporation.  The new holding company will offer and sell shares of common stock in an amount representing the percentage ownership interest currently held by the Mutual Holding Company, based on an independent appraisal. The new holding company will offer shares of its common stock for sale to the Bank’s eligible depositors and certain borrowers and to members of the public in a subscription and community offering in the manner and subject to the priorities set forth in the Plan.  In addition, in connection with the conversion of the Mutual Holding Company, shares of the Company’s common stock held by shareholders other than the Mutual Holding Company will be exchanged for shares of common stock of the new Pennsylvania corporation pursuant to an “exchange ratio” designed to preserve their aggregate percentage ownership interest.  The exchange ratio will be determined based upon the independent appraisal of the new holding company and the results of the offering.

The Plan is subject to approval of the Company’s shareholders, the Mutual Holding Company’s members and regulatory agencies.

The costs associated with the stock offering will be deferred and will be deducted from the proceeds upon sale of the stock.  To date, no stock offering expenses have been expensed.  At June 30, 2012, $422,000 of costs have been incurred and deferred.  Total costs at the midpoint are estimated at $2.2 million. If the stock offering is unsuccessful, these costs will be expensed.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 1 – Organizational Structure and Nature of Operations (Continued)

Malvern Federal Savings Bank is a federally chartered stock savings bank which was originally organized in 1887 and is operating out of its headquarters in Paoli, Pennsylvania and eight full service financial center offices in Chester and Delaware Counties, Pennsylvania.  The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and investment securities.  The Bank’s principal sources of funds are deposits, repayments of loans and investment securities, maturities of investments and interest-bearing deposits, other funds provided from operations and wholesale funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh (the “FHLB”).  These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, commercial real estate mortgage loans, construction and development loans, home equity loans and lines of credit and other consumer loans.  The Bank derives its income principally from interest earned on loans, investment securities and, to a lesser extent, from fees received in connection with the origination of loans and for other services. Malvern Federal Savings’ primary expenses are interest expense on deposits and borrowings and general operating expenses.  Funds for activities are provided primarily by deposits, amortization of loans, loan prepayments and the maturity of loans, securities and other investments and other funds from operations.

The Company and its subsidiaries, Malvern Federal Holdings, Inc., a Delaware company, and the Bank and the Bank’s subsidiaries, Strategic Asset Management Group, Inc. (“SAMG”) and Malvern Federal Investments, Inc., a Delaware company,  provide various banking services, primarily the accepting of deposits and the origination of residential and commercial mortgage loans and consumer loans and other loans.  SAMG owns 50% of Malvern Insurance Associates, LLC.  Malvern Insurance Associates, LLC offers a full line of business and personal lines of insurance products.  As of June 30, 2012 and September 30, 2011, SAMG’s total assets were $42,000 and $42,000, respectively.  There was no income reported for SAMG for the three and nine months ended June 30, 2012.  For the three and nine months ended June 30, 2011 the net income for SAMG was $1,200 and $7,700, respectively.  The Company is subject to competition from various other financial institutions and financial services companies.  The Company is also subject to the regulations of certain federal and state agencies and, therefore, undergoes periodic examinations by those regulatory agencies.

In accordance with the subsequent events topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or the “ASC”), the Company evaluates events and transactions that occur after the statement of financial condition date for potential recognition and disclosure in the consolidated financial statements.  The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the unaudited consolidated financial statements as of June 30, 2012.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements at June 30, 2012 and September 30, 2011 and for the three and nine months ended June 30, 2012 and 2011 include the accounts of Malvern Federal Bancorp, Inc. and its subsidiaries.  All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, operations, changes in shareholders’ equity, and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included.  These consolidated financial statements should be read in conjunction with the audited consolidated financial statements of Malvern Federal Bancorp, Inc. and the accompanying notes thereto for the year ended September 30, 2011, which are included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011.  The results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2012, or any other period.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of deferred tax assets, the evaluation of other-than-temporary impairment of investment securities, fair value measurements, and other real estate owned.

Significant Group Concentrations of Credit Risk

Most of the Company’s activities are with customers located within Chester and Delaware Counties, Pennsylvania.  Note 5 discusses the types of investment securities that the Company invests in.  Note 6 discusses the types of lending that the Company engages in.  The Company does not have any significant concentrations to any one industry or customer.  Although the Company has a diversified portfolio, the ability of its debtor’s to honor their contracts is influenced by, among other factors, the region’s economy.

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

Investment Securities

Debt securities held to maturity are securities that the Company has the positive intent and the ability to hold to maturity; these securities are reported at amortized cost and adjusted for unamortized premiums and discounts.  Securities held for trading are securities that are bought and held principally for the purpose of selling in the near term; these securities are reported at fair value, with unrealized gains and losses reported in current earnings.  At June 30, 2012 and September 30, 2011, the Company had no investment securities classified as trading.  Debt securities that will be held for indefinite periods of time and equity securities, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity and changes in the availability of and the yield of alternative investments, are classified as available for sale.  Realized gains and losses are recorded on the trade date and are determined using the specific identification method. Securities held as available for sale are reported at fair value, with unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income (“AOCI”). Management determines the appropriate classification of investment securities at the time of purchase.

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

Allowance for Loan Losses

The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the consolidated statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely. Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy or if there is an amount deemed uncollectible. Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Residential Lending.  Residential mortgage originations are secured primarily by properties located in the Company’s primary market area and surrounding areas. We currently originate fixed-rate, fully amortizing mortgage loans with maturities of 10 to 30 years.  We also offer adjustable rate mortgage (“ARM”) loans where the interest rate either adjusts on an annual basis or is fixed for the initial one, three or five years and then adjusts annually.  However, due to market conditions, we have not originated a significant amount of ARM loans in recent years.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

 Note 2 – Summary of Significant Accounting Policies (Continued)

Most of the Company’s commercial business loans have been extended to finance local and regional businesses and include short-term loans to finance machinery and equipment purchases, inventory and accounts receivable.  The commercial business loans which we originated were either a revolving line of credit or for a fixed term of generally 10 years or less. Interest rates are adjustable, indexed to a published prime rate of interest, or fixed. Generally, equipment, machinery, real property or other corporate assets secure such loans. Personal guarantees from the business principals are generally obtained as additional collateral.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may include information which was not previously available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2012 was appropriate under U.S. GAAP.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

Restricted Stock

Restricted stock represents required investments in the common stock of a correspondent bank and is carried at cost. As of June 30, 2012 and September 30, 2011, restricted stock consists solely of the common stock of the Federal Home Loan Bank of Pittsburgh (“FHLB”).

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income.  Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale investment securities, are reported as a separate component of the shareholders’ equity section of the statement of financial condition, such items, along with net income, are components of comprehensive income.  The Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) as of December 31, 2011.  ASU No. 2011-05 amended prior comprehensive income guidance.

Reclassifications

Certain reclassifications have been made to the previous periods financial statements to conform to the current periods presentation.  These reclassifications had no effect on the Company’s results of operations.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 2 – Summary of Significant Accounting Policies (Continued)

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” The provisions of ASU No. 2011-05 allow an entity the option to present the total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Under either method, entities are required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. ASU No. 2011-05 also eliminates the option to present the components of other comprehensive income as a part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 was effective for the Company’s interim reporting period beginning on or after January 1, 2012, with retrospective application required. In December 2011, the FASB issued ASU No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” The provisions of ASU No. 2011-12 defer indefinitely the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. ASU No. 2011-12, which shares the same effective date as ASU No. 2011-05, does not defer the requirement for entities to present components of comprehensive income in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company adopted the provisions of ASU No. 2011-05 and ASU No. 2011-12 which resulted in a new statement of comprehensive income (loss) for the interim periods.  In addition, the Company has retroactively presented for all prior periods as required. The adoption of ASU No. 2011-05 and ASU No. 2011-12 had no impact on the Company’s Consolidated Financial Statements.

In May 2011 the FASB issued ASU No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”).”  ASU 2011-04 represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurements.  The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and IFRS.  The amendments in this ASU are required to be applied prospectively, and are effective for interim and annual periods beginning after December 15, 2011.  The Company adopted the provisions of ASU No. 2011-04 effective January 1, 2012.  The fair value measurement provisions of ASU No. 2011-4 had no impact on the Company’s Consolidated Financial Statements.

Note 3 – Earnings Per Share

Basic earnings per common share is computed based on the weighted average number of shares outstanding reduced by unearned ESOP shares.  Diluted earnings per share is computed based on the weighted average number of shares outstanding and common stock equivalents (“CSEs”) that would arise from the exercise of dilutive securities reduced by unearned ESOP shares.  As of June 30, 2012 and for the three and nine months ended June 30, 2012 and 2011, the Company had not issued and did not have any outstanding CSEs and, at the present time, the Company’s capital structure has no potential dilutive securities.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

The following table sets forth the composition of the weighted average shares (denominator) used in the earnings per share computations.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share amounts)

Net Income (Loss )	$272	$364	$1,742	$(5,079)

Average common shares outstanding	6,102,500	6,102,500	6,102,500	6,102,500
Average unearned ESOP shares	(188,105)	(201,510)	(191,476)	(204,876)
Weighted average shares outstanding – basic	5,914,395	5,900,990	5,911,024	5,897,624

Earnings (Loss) per share – basic	$0.05	$0.06	$0.29	$(0.86)

Note 4 – Employee Stock Ownership Plan

The Company established an employee stock ownership plan (“ESOP”) in 2008 for substantially all of its full-time employees. Certain senior officers of the Bank have been designated as Trustees of the ESOP.  Shares of the Company’s common stock purchased by the ESOP are held until released for allocation to participants.  Shares released are allocated to each eligible participant based on the ratio of each such participant’s base compensation to the total base compensation of all eligible plan participants. As the unearned shares are committed to be released and allocated among participants, the Company recognizes compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released.  To the extent that the fair value of the ESOP shares released differs from the cost of such shares, the difference is charged or credited to additional paid-in capital.  During the period from May 20, 2008 to September 30, 2008, the ESOP purchased 241,178 shares of the Company’s common stock for approximately $2.6 million, an average price of $10.86 per share, which was funded by a loan from Malvern Federal Bancorp, Inc.  The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP.  The loan, which bears an interest rate of 5%, is being repaid in quarterly installments through 2026.  Shares are released to participants proportionately as the loan is repaid.  During the three and nine months ended June 30, 2012, there were 3,351 and 10,053 shares committed to be released, respectively.  During the three and nine months ended June 30, 2011, there were 3,351 and 10,053 shares committed to be released, respectively.  At June 30, 2012, there were 186,447 unallocated shares held by the ESOP which had an aggregate fair value of approximately $1.6 million.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities

At June 30, 2012 and September 30, 2011, all of the Company’s mortgage-backed securities consisted of securities backed by residential mortgage loans.  The Company held no mortgage-backed securities backed by commercial mortgage loans at these dates.

Investment securities available for sale at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. government obligations	$4,999	$4	$-	$5,003
U.S. government agencies	20,677	201	(5)	20,873
FHLB notes	1,694	5	-	1,699
State and municipal obligations	7,198	53	(39)	7,212
Single issuer trust preferred security	1,000	-	(239)	761
Corporate debt securities	2,006	37	-	2,043
	37,574	300	(283)	37,591

Mortgage-backed securities:
FNMA:
Adjustable-rate	1,326	71	-	1,397
Fixed-rate	607	44	-	651
FHLMC:
Adjustable-rate	509	21	-	530
GNMA, adjustable-rate	138	3	-	141
CMO, fixed-rate	43,949	545	(9)	44,485
	46,529	684	(9)	47,204

	$84,103	$984	$(292)	$84,795

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

Proceeds from sales of securities available for sale during the first nine months of fiscal 2012 were $22.9 million.  Gross gains of $663,000 were realized on these sales.  There were no sales of securities during fiscal 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

Investment securities held to maturity at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$203	$7	$-	$210
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	475	45	-	520

	$679	$52	$-	$731

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

Mortgage-backed securities:
GNMA, Adjustable-rate	$231	$9	$-	$240
GNMA, Fixed-rate	1	-	-	1
FNMA, Fixed-rate	3,565	218	-	3,783

	$3,797	$227	$-	$4,024

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

The following tables summarize the aggregate investments at June 30, 2012 and September 30, 2011 that were in an unrealized loss position.

	June 30, 2012
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government obligations and agencies	$494	$(5)	$-	$-	$494	$(5)
State and municipal obligations	2,431	(39)	-	-	2,431	(39)
Single issuer trust preferred security	-	-	761	(239)	761	(239)
Mortgage-backed securities:
CMO, fixed-rate	3,840	(9)	-	-	3,840	(9)

	$6,765	$(53)	$761	$(239)	$7,526	$(292)

	September 30, 2011
	Less than 12 Months		More than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)

Investment Securities Available for Sale:
U.S. government agencies	$6,971	$(26)	$-	$-	$6,971	$(26)
FHLB notes	994	(5)	997	(2)	1,991	(7)
State and municipal obligations	20	(20)	-	-	20	(20)
Single issuer trust preferred security	-	-	790	(210)	790	(210)
Mortgage-backed securities:
CMO, fixed-rate	6,077	(49)	-	-	6,077	(49)
	$14,062	$(100)	$1,787	$(212)	$15,849	$(312)

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 5 - Investment Securities (Continued)

As of June 30, 2012, the estimated fair value of the securities disclosed above was primarily dependent upon the movement in market interest rates particularly given the negligible inherent credit risk associated with these securities. These investment securities are comprised of securities that are rated investment grade by at least one bond credit rating service. Although the fair value will fluctuate as market interest rates move, management believes that these fair values will recover as the underlying portfolios mature and are reinvested in market rate yielding investments. As of June 30, 2012, the Company’s investment securities that were in an unrealized loss position, all of which securities were available for sale, consisted of one U.S. government agency security, eight tax-free municipal bonds, one single issuer trust preferred security and five mortgage-backed securities.  The Company does not intend to sell and expects that it is not more likely not that it will be required to sell these securities until such time as the value recovers or the securities mature. Management does not believe any individual unrealized loss as of June 30, 2012 represents other-than-temporary impairment.

During the nine months ended June 30, 2012, the gross unrealized loss of the single issuer trust preferred security increased by $29,000 from an unrealized loss at September 30, 2011 of $210,000 to an unrealized loss of $239,000 as of June 30, 2012.  The historic changes in the economy and interest rates have caused the pricing of agency securities, mortgage-backed securities, and trust preferred securities to widen dramatically over U.S. Treasury securities into the June 2012 quarter, but overall trends have stabilized within the market.  On a quarterly basis, management reviews the credit rating and performance of the issuer, as well as the impact that the overall economy is expected to have on those measurements and the fair value of this security.

At June 30, 2012 and September 30, 2011 the Company had no securities pledged to secure public deposits.

The amortized cost and fair value of debt securities by contractual maturity at June 30, 2012 follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)

Within 1 year	$19,231	$19,055	$-	$-
Over 1 year through 5 years	10,445	10,652	-	-
After 5 years through 10 years	4,941	4,926	-	-
Over 10 years	2,957	2,958
	37,574	37,591	-	-

Mortgage-backed securities	46,529	47,204	679	731

$84,103	$84,795	$679	$731

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses

Loans receivable consisted of the following for the periods indicated below:

	June 30, 2012	September 30, 2011
	(Dollars in thousands)

Residential mortgage	$225,213	$229,330
Construction and Development:
Residential and commercial	20,571	26,005
Land	632	2,722
Total Construction and Development	21,203	28,727
Commercial:
Commercial real estate	119,687	131,225
Multi-family	5,374	5,507
Other	8,471	10,992
Total Commercial	133,532	147,724
Consumer:
Home equity lines of credit	21,497	20,735
Second mortgages	68,914	85,881
Other	757	788
Total Consumer	91,168	107,404

Total loans	471,116	513,185

Deferred loan costs, net	2,485	2,935
Allowance for loan losses	(7,983)	(10,101)

Total loan receivable, net	$465,618	$506,019

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following tables summarize the primary classes of the allowance for loan losses (“ALLL”), segregated into the amount required for loans individually evaluated for impairment and the amount required for loans collectively evaluated for impairment as of June 30, 2012 and September 30, 2011.  Activity in the allowance is presented for the three and nine months ended June 30, 2012 and 2011 and the year ended September 30, 2011, respectively.

	Three Months Ended June 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,310	$819	$11	$3,809	$37	$218	$177	$1,569	$17	$109	$8,076
Charge-offs	(140)	(199)	-	-	-	-	(21)	(110)	-	-	(470)
Recoveries	-	-	-	-	-	-	1	39	2	-	42
Provision	341	7	-	18	-	(4)	8	(29)	(4)	(2)	335
Ending Balance	$1,511	$627	$11	$3,827	$37	$214	$165	$1,469	$15	$107	$7,983

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Nine Months Ended June 30, 2012
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$1,458	$1,627	$49	$4,176	$49	$317	$220	$2,154	$16	$35	$10,101
Charge-offs	(1,115)	(611)	-	(855)	-	(88)	(72)	(975)	(22)	-	(3,738)

Recoveries	-	1,139	-	-	-	2	1	114	4	-	1,260

Provision	1,168	(1,528)	(38)	506	(12)	(17)	16	176	17	72	360
Ending Balance	$1,511	$627	$11	$3,827	$37	$214	$165	$1,469	$15	$107	$7,983
Ending balance: individually evaluated for impairment	$73	$41	$-	$429	$-	$-	$-	$55	$-	$-	$598
Ending balance: collectively evaluated for impairment	$1,438	$586	$11	$3,398	$37	$214	$165	$1,414	$15	$107	$7,385

Loans receivable:
Ending balance	$225,213	$20,571	$632	$119,687	$5,374	$8,471	$21,497	$68,914	$757		$471,116
Ending balance: individually evaluated for impairment	$4,553	$3,777	$-	$6,237	$-	$176	$23	$813	$-		$15,579
Ending balance: collectively evaluated for impairment	$220,660	$16,794	$632	$113,450	$5,374	$8,295	$21,474	$68,101	$757		$455,537

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

	Three Months Ended June 30, 2011
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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 – Loans Receivable and Related Allowance for Loan Losses (Continued)

	Nine Months Ended June 30, 2011
		Construction and Development		Commercial			Consumer
	Residential Mortgage	Residential and Commercial	Land	Commercial Real Estate	Multi-family	Other	Home Equity Lines of Credit	Second Mortgages	Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:

Beginning balance	$1,555	$689	$63	$2,741	$191	$303	$284	$2,264	$22	$45	$8,157

Charge-offs	(2,319)	(107)	-	(2,417)	(164)	(278)	(166)	(3,366)	(3)	-	(8,820)
Recoveries	1	-	-	1	1	2	3	50	9	-	67

Provision	2,170	1,521	(14)	3,919	7	307	56	2,614	(12)	74	10,642

Ending Balance	$1,407	$2,103	$49	$4,244	$35	$334	$177	$1,562	$16	$119	$10,046

Ending balance: individually evaluated for impairment	$233	$-	$-	$672	$-	$-	$11	$143	$-	$-	$1,059
Ending balance: collectively evaluated for impairment	$1,174	$2,103	$49	$3,572	$35	$334	$166	$1,419	$16	$119	$8,987

Loans receivable:

Ending balance	$227,015	$26,539	$2,724	$139,507	$5,314	$11,157	$21,441	$90,267	$778		$524,796
Ending balance: individually evaluated for impairment	$1,631	$4,308	$-	$9,759	$-	$-	$24	$480	$-		$16,202
Ending balance: collectively evaluated for impairment	$225,384	$22,285	$2,724	$129,748	$5,314	$11,157	$21,417	$89,787	$778		$508,594

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents impaired loans by class, segregated by those for which a specific allowance was required and those for which a specific allowance was not necessary as of June 30, 2012 and September 30, 2011.

	Impaired Loans With Specific Allowance		Impaired Loans With No Specific Allowance	Total Impaired Loans
	Recorded Investment	Related Allowance	Recorded Investment	Recorded Investment	Unpaid Principal Balance
	(Dollars in thousands)
June 30, 2012:
Residential mortgage	$557	$73	$3,996	$4,553	$6,559
Construction and Development:
Residential and commercial	68	41	3,709	3,777	5,990
Commercial:
Commercial real estate	3,659	429	2,578	6,237	8,149
Other	-	-	176	176	176
Consumer:
Home equity lines of credit	-	-	23	23	37
Second mortgages	68	55	745	813	1,091
Total impaired loans	$4,352	$598	$11,227	$15,579	$22,002

September 30, 2011:
Residential mortgage	$1,627	$296	$24	$1,651	$2,813
Construction and Development:
Residential and commercial	2,033	870	3,168	5,201	9,306
Commercial:
Commercial real estate	5,005	751	1,991	6,996	9,999
Other	20	20	175	195	195
Consumer:
Home equity lines of credit	60	61	-	60	60
Second mortgages	440	356	317	757	757
Total impaired loans	$9,185	$2,354	$5,675	$14,860	$23,130

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the average recorded investment in impaired loans and related interest income recognized for the three and nine months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012			Nine Months Ended June 30, 2012
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)

Residential mortgage	$4,087	$22	$46	$2,530	$82	$143
Construction and Development:
Residential and commercial	3,304	13	568	3,299	49	820
Commercial:
Commercial real estate	6,156	69	97	6,662	222	281
Other	176	2	2	181	5	5
Consumer:
Home equity lines of credit	23	-	-	27	-	-
Second mortgages	767	1	3	637	10	16
Other	-	-	-	2	-	-
Total	$14,513	$107	$716	$13,338	$368	$1,265

	Three Months Ended June 30, 2011			Nine Months Ended June 30, 2011
	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans	Average Impaired Loans	Interest Income Recognized on Impaired Loans	Cash Basis Collection on Impaired Loans
	(Dollars in thousands)

Residential mortgage	$1,578	$3	$7	$2,095	$3	$123
Construction and Development:
Residential and commercial	1,859	11	316	1,535	75	1,404
Commercial:
Commercial real estate	12,029	66	66	9,303	331	412
Multi-family	-	-	-	184	-	-
Other	95	-	-	32	-	-
Consumer:
Home equity lines of credit	63	-	4	126	1	4
Second mortgages	341	1	1	1,170	9	13
Total	$15,965	$81	$394	$14,445	$419	$1,956

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents the classes of the loan portfolio summarized by loans considered to be rated as pass and the categories of special mention, substandard and doubtful within the Company’s internal risk rating system as of June 30, 2012 and September 30, 2011.  We had no loans classified as loss at June 30, 2012 and September 30, 2012.

	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)

June 30, 2012:
Residential mortgage	$220,093	$534	$4,586	$-	$225,213
Construction and Development:
Residential and commercial	6,668	8,583	5,320	-	20,571
Land	-	632	-	-	632
Commercial:
Commercial real estate	95,449	8,579	15,659	-	119,687
Multi-family	4,788	586	-	-	5,374
Other	6,803	900	768	-	8,471
Consumer:
Home equity lines of credit	21,459	15	23	-	21,497
Second mortgages	67,631	131	1,152	-	68,914
Other	757	-	-	-	757
Total	$423,648	$19,960	$27,508	$-	$471,116

September 30, 2011:
Residential mortgage	$225,498	$197	$3,635	$-	$229,330
Construction and Development:
Residential and commercial	15,514	2,579	7,042	870	26,005
Land	662	900	1,160	-	2,722
Commercial:
Commercial real estate	108,267	6,645	16,088	225	131,225
Multi-family	4,910	-	597	-	5,507
Other	9,190	1,004	798	-	10,992
Consumer:
Home equity lines of credit	20,621	16	98	-	20,735
Second mortgages	82,425	1,335	2,121	-	85,881
Other	779	9	-	-	788
Total	$467,866	$12,685	$31,539	$1,095	$513,185

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

The following table presents loans that are no longer accruing interest by portfolio class.

	June 30, 2012	September 30, 2011
	(Dollars in thousands)
Non-accrual loans:
Residential mortgage	$4,118	$2,866
Construction and Development:
Residential and commercial	2,659	6,617
Commercial:
Commercial real estate	2,814	1,765
Other	201	229
Consumer:
Home equity lines of credit	23	61
Second mortgages	813	1,377
Total non-accrual loans	$10,628	$12,915

Under the Bank’s loan policy, once a loan has been placed on non-accrual status, we do not resume interest accruals until the loan has been brought current and has maintained a current payment status for six consecutive months.  Interest income that would have been recognized on nonaccrual loans had they been current in accordance with their original terms was $163,000 and $288,000 for the three months ended June 30, 2012 and 2011, respectively, and was $437,000 and $728,000 for the nine months ended June 30, 2012 and 2011, respectively.  There were no loans past due 90 days or more and still accruing interest at June 30, 2012 or September 30, 2011.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 6 - Loans Receivable and Related Allowance for Loan Losses (Continued)

Management further monitors the performance and credit quality of the loan portfolio by analyzing the age of the portfolio as determined by whether a loan payment is “current,” that is, payments have been received from a borrower by the scheduled due date, or the length of time a scheduled payment is past due. The following table presents the classes of the loan portfolio summarized by the aging categories as of June 30, 2012 and September 30, 2011.

	Current	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Total Loans Receivable
	(Dollars in thousands)
June 30, 2012:
Residential mortgage	$219,870	$1,225	$-	$4,118	$5,343	$225,213
Construction and Development:
Residential and commercial	16,862	-	1,050	2,659	3,709	20,571
Land	632	-	-	-	-	632
Commercial:
Commercial real estate	116,873	-	-	2,814	2,814	119,687
Multi-family	4,787	-	587	-	587	5,374
Other	8,270	-	-	201	201	8,471
Consumer:
Home equity lines of credit	21,459	-	15	23	38	21,497
Second mortgages	66,788	881	432	813	2,126	68,914
Other	757	-	-	-	-	757
Total	$456,298	$2,106	$2,084	$10,628	$14,818	$471,116

September 30, 2011:
Residential mortgage	$225,705	$341	$418	$2,866	$3,625	$229,330
Construction and Development:
Residential and commercial	19,388	-	-	6,617	6,617	26,005
Land	2,722	-	-	-	-	2,722
Commercial:
Commercial real estate	129,265	-	195	1,765	1,960	131,225
Multi-family	5,507	-	-	-	-	5,507
Other	10,741	22	-	229	251	10,992
Consumer:
Home equity lines of credit	20,658	-	16	61	77	20,735
Second mortgages	82,803	1,074	627	1,377	3,078	85,881
Other	772	-	16	-	16	788
Total	$497,561	$1,437	$1,272	$12,915	$15,624	$513,185

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

The Company had $11.1 million and $10.3 million of TDRs at June 30, 2012 and September 30, 2011, respectively.  Twelve loans deemed TDRs with an aggregate balance of $8.2 million at June 30, 2012 were classified as impaired; however, they were performing prior to the restructure and continued to perform under their restructured terms through June 30, 2012, and, accordingly, were deemed to be performing loans at June 30, 2012 and we continued to accrue interest on such loans through such date.  During the nine months ended June 30, 2012 we charged-off $37,000 with respect to one home equity line of credit loan which was deemed a TDR.  At June 30, 2012, three TDRs with an aggregate balance of $2.9 million were deemed non-accruing TDRs.  The $2.9 million of TDRs deemed non-accruing TDRs, which were also deemed impaired at June 30, 2012, were comprised of two construction and development loans with an aggregate balance of $1.6 million and one commercial real estate loan with a balance of $1.3 million at June 30, 2012.  All of such loans had been classified as TDRs prior to June 30, 2012 since we modified the payment terms and in some cases interest rate from the original agreements and allowed the borrowers, who were experiencing financial difficulty, to make interest only payments for a period of time in order to relieve some of their overall cash flow burden.  Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses. These potential incremental losses have been factored into our overall estimate of the allowance for loan losses. The level of any defaults will likely be affected by future economic conditions.  A default on a troubled debt restructured loan for purposes of this disclosure occurs when the borrower is 90 days past due or a foreclosure or repossession of the applicable collateral has occurred.

There was no TDR activity for the three months ended June 30, 2012.  The following table shows the TDR activity for the nine months ended June 30, 2012.

	For the Nine Months Ended June 30, 2012
	Restructured Current Period
	Number of Contracts	Pre-Modifications Outstanding Recorded Investments	Post-Modifications Outstanding Recorded Investments
		(Dollars in thousands)
Troubled Debt Restructurings:
Construction and Development:
Residential and commercial	2	$1,810	$1,810
Total troubled debt restructurings	2	$1,810	$1,810

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

Management believes, as of June 30, 2012, that the Bank met all capital adequacy requirements to which it was subject.

As of June 30, 2012, the most recent notification from the regulators categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, the Bank must maintain minimum tangible, core, and risk-based ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

In October 2010, the Bank and the Company and the Mutual Holding Company entered into Supervisory Agreements (the “Agreements”) with the OTS (that was assumed by the OCC) that required compliance with certain items within specified timeframes as outlined in the Agreements.  The Company and the Bank operated in compliance with the Supervisory Agreements in all material respects during the nine months ended June 30, 2012.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 7 - Regulatory Matters (Continued)

The Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2012:
Tangible Capital (to tangible assets)	$54,432	8.39%	$	≥ 9,736	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	54,432	8.39		≥25,963	≥4.00	$	≥32,453	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	54,432	12.87		≥16,917	≥4.00		≥25,375	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	59,752	14.13		≥33,833	≥8.00		≥42,292	≥10.00

As of September 30, 2011:
Tangible Capital (to tangible assets)	$49,681	7.54%	$	≥ 9,878	≥1.50%		N/A
Core Capital (to adjusted tangible assets)	49,681	7.54		≥26,342	≥4.00	$	≥32,928	≥ 5.00%
Tier 1 Capital (to risk-weighted assets)	49,681	10.76		≥18,476	≥4.00		≥27,714	≥ 6.00
Total risk-based Capital (to risk-weighted assets)	55,493	12.01		≥36,952	≥8.00		≥46,190	≥10.00

During the nine months ended June 30, 2012, the Company made a $3.2 million capital infusion to the Bank.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The following table sets forth the Company’s financial assets on a recurring basis that were accounted for at fair value as of June 30, 2012 and September 30, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements.

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,003	$5,003	$-	$-
U.S. government agencies	20,873	-	20,873	-
FHLB notes	1,699	-	1,699	-
State and municipal obligations	7,212	-	7,212	-
Single issuer trust preferred security	761	-	761	-
Corporate debt securities	2,043	-	2,043	-
Total investment securities available for sale	37,591	5,003	32,588	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	1,397	-	1,397	-
Fixed-rate	651	-	651	-
FHLMC:
Adjustable-rate	530	-	530	-
GNMA, adjustable-rate	141	-	141	-
CMO, fixed-rate	44,485	-	44,485	-
Total mortgage-backed securities available for sale	47,204	-	47,204	-

Total	$84,795	$5,003	$79,792	$-

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Investment securities available for sale:
Debt securities:
U.S. government obligations	$5,010	$5,010	$-	$-
U.S. government agencies	23,946	-	23,946	-
FHLB notes	4,496	-	4,496	-
State and municipal obligations	963	-	963	-
Single issuer trust preferred security	790	-	790	-
Corporate debt securities	2,214	-	2,214	-
Total investment securities available for sale	37,419	5,010	32,409	-

Mortgage-backed securities available for sale:
FNMA:
Adjustable-rate	2,635	-	2,635	-
Fixed-rate	954	-	954	-
FHLMC:
Adjustable-rate	664	-	664	-
Fixed-rate	352	-	352	-
GNMA, adjustable-rate	151	-	151	-
CMO, fixed-rate	32,214	-	32,214	-
Total mortgage-backed securities available for sale	36,970	-	36,970	-

Total	$74,389	$5,010	$69,379	$-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

For assets measured at fair value on a nonrecurring basis that were still held at the end of the period, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at June 30, 2012 and September 30, 2011:

	June 30, 2012
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$3,066	$-	$-	$3,066
Impaired loans	3,754	-	-	3,754

Total	$6,820	$-	$-	$6,820

	June 30, 2012
	Fair Value at June 30, 2012	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$3,066	Discounted appraisals	Collateral discounts	4-40%
Impaired loans	3,754	Discounted appraisals	Collateral discounts	16-60%

Total	$6,820

	September 30, 2011
	Total	Level 1	Level 2	Level 3
	(Dollars in thousands)

Other real estate owned	$3,382	$-	$-	$3,382
Impaired loans	6,831	-	-	6,831

Total	$10,213	$-	$-	$10,213

	September 30, 2011
	Fair Value at September 30, 2011	Valuation Technique	Unobservable Input	Range
	(Dollars in thousands)

Other real estate owned	$3,382	Discounted appraisals	Collateral discounts	5-50%
Impaired loans	6,831	Discounted appraisals	Collateral discounts	10-60%

Total	$10,213

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2012 and September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since June 30, 2012 and September 30, 2011 and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following assumptions were used to estimate the fair value of the Company’s financial instruments:

Cash and Cash Equivalents—These assets are carried at historical cost. The carrying amount is a reasonable estimate of fair value because of the relatively short time between the origination of the instrument and its expected realization.

Investment Securities—Investment and mortgage-backed securities available for sale (carried at fair value) and held to maturity (carried at amortized cost) are measured at fair value on a recurring basis. Fair value measurements for these securities are typically obtained from independent pricing services that we have engaged for this purpose. When available, we, or our independent pricing service, use quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that incorporate available trade, bid and other market information and for structured securities, cash flow and, when available, loan performance data. Because many fixed income securities do not trade on a daily basis, our independent pricing service’s applications apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to prepare evaluations. For each asset class, pricing applications and models are based on information from market sources and integrate relevant credit information. All of our securities available for sale are valued using either of the foregoing methodologies to determine fair value adjustments recorded to our financial statements. The Company had no Level 3 securities as of June 30, 2012 or September 30, 2011.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

Other Real Estate Owned—Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of, among other factors, changes in the economic conditions.

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

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Note 8 - Fair Value Measurements (Continued)

The carrying amount and estimated fair value of the Company’s financial instruments as of June 30, 2012 and September 30, 2011 are presented below:

	June 30, 2012
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$60,236	$60,236	$-	$60,236	$-
Investment securities available for sale	84,795	84,795	5,003	79,792	-
Investment securities held to maturity	679	731	-	731	-
Loans receivable, net	465,618	479,576	-		479,576
Accrued interest receivable	1,548	1,548	-	1,548	-
Restricted stock	4,586	4,586	4,586	-	-
Mortgage servicing rights	119	119	-	119	-

Financial liabilities:
Savings accounts	48,323	48,323	-	48,323	-
Checking and NOW accounts	115,416	115,416	-	115,416	-
Money market accounts	74,943	74,943	-	74,943	-
Certificates of deposit	299,563	307,833	-	307,833	-
FHLB advances	48,340	54,696	-	54,696	-
Accrued interest payable	244	244	-	244	-

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

	September 30, 2011
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$33,496	$33,496	$-	$33,496	$-
Investment securities available for sale	74,389	74,389	5,010	69,379	-
Investment securities held to maturity	3,797	4,024	-	4,024	-
Loans receivable, net	506,019	527,628	-		527,628
Accrued interest receivable	1,897	1,897	-	1,897	-
Restricted stock	5,349	5,349	5,349		-
Mortgage servicing rights	128	128	-	128	-

Financial liabilities:
Savings accounts	45,067	45,067	-	45,067	-
Checking and NOW accounts	108,555	108,555	-	108,555	-
Money market accounts	86,315	86,315	-	86,315	-
Certificates of deposit	314,518	323,634	-	323,634	-
FHLB advances	49,098	53,643	-	53,643	-
Accrued interest payable	233	233	-	233	-

Note 9 – Income Taxes

The following is reconciliation between the statutory federal income tax rate of 34% and the actual income tax expense (benefit) recorded on income (loss) before income taxes for the nine months ended June 30, 2012 and 2011.

	Nine Months Ended June 30,
	2012	2011
	(Dollars in thousands)

At federal statutory rate	$803	$(2,741)
Adjustments resulting from:
State tax, net of federal benefit	-	(4)
Tax-exempt interest	(11)	(7)
Low-income housing credit	(33)	(31)
Earnings on bank-owned life insurance	(136)	(141)
Other	(3)	(59)
$620	$(2,983)

The Company’s effective tax rate was 26.24% and (36.97%) for the nine months ended June 30, 2012 and 2011, respectively.

Malvern Federal Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

Deferred income taxes at June 30, 2012 and September 30, 2011 were as follows:

	June 30, 2012	September 30, 2011
	(Dollars in thousands)
Deferred Tax Assets:
Allowance for loan losses	$2,714	$3,434
Nonaccrual interest	354	431
Write-down of real estate owned	598	298
Depreciation	61	-
AMT credit carryover	100	84
Low-income housing tax credit carryover	235	191
Supplement Employer Retirement Plan	376	352
Charitable contributions	247	247
State net operating loss	296	296
Net operating loss	2,416	2,702
Other	161	137
Total Deferred Tax Assets	7,558	8,172
Valuation allowance for state net operating loss	(296)	(296)
Total Deferred Tax Assets, Net of Valuation Allowance	$7,262	$7,876

Deferred Tax Liabilities:
Unrealized gain on investments available for sale	(235)	(180)
Depreciation	-	(28)
Mortgage servicing rights	(40)	(43)
Other	(173)	(160)
Total Deferred Tax Liabilities	(448)	(411)

Deferred Tax Assets, Net	$6,814	$7,465

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

General

On January 17, 2012, the Company, the Bank and Malvern Federal Mutual Holding Company announced that they had adopted a Plan of Conversion and Reorganization pursuant o which the Bank will reorganize from the two-tier mutual holding company structure to the stock holding company structure.  As part of the Plan of Conversion the pro forma value of the 55.5% of the Company owed by Malvern Federal Mutual Holding Company will be offered for sale in a subscription and community offering and, if necessary, a syndicated community offering.  The Plan of Conversion is subject to regulatory approval as well as the approval of Malvern Federal Mutual Holding Company’s members and the Company’s stockholders.

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

Allowance for Loan Losses.  The allowance for credit losses consists of the allowance for loan losses and the reserve for unfunded lending commitments. The allowance for loan losses represents management’s estimate of losses inherent in the loan portfolio as of the statement of financial condition date and is recorded as a reduction to loans. Reserves for unfunded lending commitments represents management’s estimate of losses inherent in its unfunded loan commitments and is recorded in other liabilities on the consolidated statement of financial condition. The allowance for loan losses (“ALLL”) is increased by the provision for loan losses, and decreased by charge-offs, net of recoveries. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance. All, or part, of the principal balance of loans receivable are charged off to the allowance as soon as it is determined that the repayment of all, or part, of the principal balance is highly unlikely.  Non-residential consumer loans are generally charged off no later than when they become 120 days past due on a contractual basis or earlier in the event of the borrower’s bankruptcy, or if there is an amount deemed uncollectible.  Because all identified losses are immediately charged off, no portion of the allowance for loan losses is restricted to any individual loan or groups of loans, and the entire allowance is available to absorb any and all loan losses.

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

In addition, Federal bank regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination, which may not previously have been available to management. Based on management’s comprehensive analysis of the loan portfolio, management believes the level of the allowance for loan losses at June 30, 2012 was appropriate under U.S. GAAP.

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

Fair value measurements for assets where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s or other third-party’s estimates, are often calculated based on the characteristics of the asset, the economic and competitive environment and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future valuations. At June 30, 2012, the Company had $6.8 million of assets that were measured at fair value on a non-recurring basis using Level 3 measurements.

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

Realization of a deferred tax asset requires us to exercise significant judgment and is inherently uncertain because it requires the prediction of future occurrences. Our net deferred tax asset amounted to $6.8 million at June 30, 2012.  We do not have a valuation allowance for federal net operating losses, however there was a $296,000 valuation allowance for state net operating loss as of June 30, 2012 and September 30, 2011.  In evaluating the need for a valuation allowance, we must estimate our taxable income in future years.  Our deferred tax asset may be reduced in the future if estimates of future income or our tax planning strategies do not support the amount of the deferred tax asset. If it is determined that a valuation allowance with respect to our deferred tax asset is necessary, we may incur a charge to earnings and a reduction to regulatory capital for the amount included therein.

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

Comparison of Financial Condition at June 30, 2012 and September 30, 2011

The Company’s total assets amounted to $654.1 million at June 30, 2012 compared to $666.6 million at September 30, 2011.  The primary reasons for the $12.5 million decrease in assets during the first nine months of fiscal 2012 were a decrease of $40.4 million in net loans receivable and a $4.1 million reduction in other real estate owned (“REO”).  These decreases were partially offset by an aggregate $26.7 million increase in cash and cash equivalents and a $7.3 million increase in investment securities.  The decrease in loans receivable during the first nine months of fiscal 2012 was due to a $10.7 million loan sale securitization, as well as decreased demand from consumers, the internal lending restrictions we adopted early in fiscal 2010, and the restrictions imposed by the Supervisory Agreement that the Bank entered into with the OTS in October 2010.  The $4.1 million reduction in REO at June 30, 2012 compared to September 30, 2011, was due to $4.4 million of net sales in REO properties, at a net loss of $70,000, and $812,000 in reductions to REO fair values, which is included in other real estate owned expense during the first nine months of fiscal 2012.  The Company’s total REO amounted to $4.2 million at June 30, 2012 compared to $8.3 million at September 30, 2011.

Our total liabilities at June 30, 2012, amounted to $591.8 million compared to $606.3 million at September 30, 2011.  The $14.5 million, or 2.4% decrease in total liabilities was due primarily to a decrease in total deposits of $16.2 million, which was partially offset by $2.5 million increase in total escrow advances for taxes and insurance in the first nine months of fiscal 2011.  Our total deposits amounted to $538.2 million at June 30, 2012 compared to $554.5 million at September 30, 2011.   There was a $758,000 reduction in our FHLB advances during the nine months ended June 30, 2012.

Total shareholders’ equity increased by $1.9 million to $62.2 million at June 30, 2012 compared to $60.3 million at September 30, 2011 primarily due to an increase in retained earnings and the effect of an increase in our accumulated other comprehensive income at June 30, 2012.  Retained earnings increased by $1.7 million to $38.4 million at June 30, 2012 primarily as a result of the $1.7 million of net income during the first nine months of fiscal 2012.  Our ratio of equity to assets was 9.51% at June 30, 2012.

Asset Quality

The table below sets forth the amounts and categories of loans delinquent more than 30 days but less than 90 days at the dates indicated.

	June 30, 2012	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Loans 31-89 days delinquent:

Residential mortgage	$1,225	$984	$759
Construction and Development:
Residential and commercial	1,050	-	-
Commercial:
Commercial real estate	-	436	195
Multi-family	587	-	-
Other	-	-	22
Consumer:
Home equity lines of credit	15	-	16
Second mortgages	1,313	1,471	1,701
Other	-	-	16
Total	$4,190	$2,891	$2,709

The Bank’s loans delinquent 31-89 days at June 30, 2012 included two loans to one borrower with an aggregate balance of $1.1 million at such date for the acquisition and construction of a retail commercial use building in Delaware County, Pennsylvania.  The Bank has a second lien position on the collateral property, which had an appraised value of $1.7 million as of May 2012, behind a $350,000 first mortgage held by another institution.  Subsequent to June 30, 2012, these loans became more than 90 days past due and were placed on non-accrual status.

The table below sets forth information on our classified assets and assets designated special mention at the dates indicated.

	June 30, 2012	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Classified assets:
Substandard(1)	$31,724	$33,200	$39,860
Doubtful	-	443	1,095
Loss	-	-	-
Total classified assets	31,724	33,643	40,955
Special mention assets	19,960	11,267	12,685
Total classified and special mention assets	$51,684	$44,910	$53,640

(1) Includes other real estate owned.

Our total classified assets were $31.7 million at June 30, 2012, a $1.9 million decrease in total classified assets from March 31, 2012 and a $9.2 million decrease compared to total classified assets at September 30, 2011.  During the quarter ended June 30, 2012, our total classified assets and assets designated special mention increased by $6.8 million to $51.7 million at June 30, 2012 compared to $44.9 million at March 31, 2012.  The reason for the increase in total classified and special mention assets during the third quarter of fiscal 2012 was due to a $6.8 million increase in assets designated special mention (assets designated special mention are assets which do not currently expose the institution to risk sufficient to warrant classification as substandard, doubtful or loss but which are deemed to have certain weaknesses). During the quarter ended June 30, 2012, four construction and development loans to one borrower with an aggregate balance of $8.4 million at such date, were designated as special mention. These four loans are for site development for a 190 unit residential townhouse community in Downingtown, Pennsylvania, and for the demolition and redevelopment for mixed use commercial and residential purposes of six duplex multi-family homes and nine parcels of vacant land on approximately 7 acres in Downingtown, Pennsylvania.  These loans, which were originated in October 2007 through August 2009, have never been delinquent. However, in June 2012, we received an updated appraisal on the commercial/mixed use parcel which reflected that the value of a portion of the collateral securing this loan had declined since the previous appraisal.  As a result, we are discussing with the borrower the potential for additional collateral to secure these loans, and we designated these projects as special mention in June 2012.

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

	June 30, 2012	March 31, 2012	September 30, 2011
	(Dollars in thousands)
Non-accruing loans:
Residential mortgage	$4,118	$4,425	$2,866
Construction or development:
Residential and commercial(1)	2,659	3,210	6,617
Commercial:
Commercial real estate(2)	2,814	2,822	1,765
Other	201	201	229
Consumer:
Home equity lines of credit	23	43	61
Second mortgages	813	1,029	1,377
Other	-	-	-
Total non-accruing loans	10,628	11,730	12,915
Other real estate owned and other foreclosed assets:
Residential mortgage	1,341	1,374	3,872
Construction or development:
Residential and commercial	-	-	-
Land	99	164	-
Commercial:
Commercial real estate	2,742	3,171	4,415
Multi-family	-	-	-
Other	34	34	34
Total	4,216	4,743	8,321
Total non-performing assets	14,844	16,473	21,236
Performing troubled debt restructurings:
Residential mortgage	870	876	1,049
Construction or development:
Land	1,151	1,154	1,160
Commercial:
Commercial real estate	6,062	6,100	7,919
Multi-family	-	-	-
Other	175	175	175
Consumer:
Home equity lines of credit	-	-	37
Second mortgages	-	-	-
Total	8,258	8,305	10,340
Total non-performing assets and performing troubled debt restructurings	$23,102	$24,778	$31,576
Ratios:
Total non-accrual loans as a percent of gross loans	2.26%	2.48%	2.52%
Total non-performing assets as a percent of total assets	2.27%	2.53%	3.19%
Total non-performing assets and performing troubled debt restructurings as a percent of total assets	3.53%	3.80%	4.74%

(1) At June 30, 2012 and March 31, 2012, includes two loans to one borrower classified as TDRs in the aggregate amount of $1.6 million.
(2) At June 30, 2012 and March 31, 2012, includes one loan classified as a TDR in the amount of $1.3 million.

At June 30, 2012, our total non-performing assets amounted to $14.8 million, a decrease of $6.4 million, or 30.1% compared to total non-performing assets at September 30, 2011. At June 30, 2012, the Company’s total non-accruing loans amounted to $10.6 million, or 2.26% of total loans, compared to $12.9 million of non-accruing loans, or 2.52% of total loans at September 30, 2011.  Included in our non-performing assets at June 30, 2012 were 17 non-accruing single family residential mortgage loans with an aggregate outstanding balance of $4.1 million at such date, and 11 non-accruing second mortgage loans and one home equity loan with an aggregate outstanding balance of $836,000. Our non-performing loans at June 30, 2012 also included the following significant items.

●
A $3.0 million participation interest in two construction and development loans for the construction of 64 units of a proposed 198 unit age-restricted condominium community located in Delaware County, Pennsylvania. Since these loans were originated in December 2007, a total of 64 units have been built of which 44 have been sold, with 20 units being marketed for sale. These loans were placed on non-accrual status in June 2011.  During the fiscal year ended September 30, 2011, we recorded a partial charge-off in the amount of $800,000 based on an updated appraisal, and we received principal repayments in the amount of $649,000, reducing our carrying value to $1.6 million at June 30, 2012. The borrower recently pledged additional real estate collateral as part of a loan modification plan which was signed by all parties during the December 2011 quarter. Based on the terms of the agreement, these loans have been classified as TDRs, although they remained on non-accruing and non-performing status as of June 30, 2012.  While these loans were meeting the terms and conditions of the restructuring agreement at June 30, 2012, they will continue to be deemed as non-accruing TDRs until sufficient criteria is met to change the status of the loan. While sales of units in this development currently are ahead of schedule, the loan documents, as modified, call for sales of the remaining 20 units over the next 28 months.

●
A $2.4 million participation interest in a $14.3 million construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This loan was placed on non-accrual status in June 2011 and was 456 days past due at June 30, 2012.  We recorded a partial charge-off in the amount of $400,000 based on an updated appraisal during fiscal 2011.  During the first nine months of fiscal 2012, we recorded an additional partial charge-off in the amount of $412,000. During the quarter ended June 30, 2012, the borrower sold a 20.1 acre parcel from this development to a third party, resulting in a $512,000 repayment to the Bank.  As a result, our carrying value of this loan was reduced to $1.1 million at June 30, 2012.  The borrower has been negotiating to extend the term of the January 2012 forbearance agreement, which required a sale of the entire development prior to June 30, 2012, in light of the borrower’s continuing negotiations with a national retailer to buy the remaining parcel.  It is currently anticipated that the remaining parcel will be sold and settled by December 31, 2012 at no additional loss to the Company.

●
A $1.3 million commercial real estate loan on a mixed use (office and self-storage rental units) property located in Chester County, Pennsylvania, which was placed on non-accrual status in February 2011. This loan is expected to become current during fiscal year 2012 as the borrower continues to make additional payments to bring this loan current. It is anticipated that this loan will become current by September 30, 2012.

●
A $1.3 million commercial real estate loan collateralized by first mortgages on two commercial mixed-use (retail space and apartments) located in Pottstown, Pennsylvania. As a result of reduced cash flows on the properties due to vacancies, the Bank agreed to restructure the loans in December 2010 to require payments of interest only until January 2012, when payments of principal and interest were to resume. The borrower did not resume payments on the principal, as agreed, and was unable to sell the underlying collateral properties, as the borrower had planned. This loan is expected to be transferred to real estate owned (“REO”) during the September 2012 quarter at no additional loss.

For the nine months ended June 30, 2012 and 2011, additional gross interest income which would have been recorded had all of our non-accruing loans been current in accordance with their original terms amounted to $437,000 and $728,000, respectively.  The amount that was included in interest income on such loans was $174,000 for the nine months ended June 30, 2012.

Our non-performing assets also include REO in addition to non-performing loans.  At June 30, 2012, our total REO amounted to $4.2 million, a decrease of $4.1 million compared to total REO at September 30, 2011. The $4.1 million decrease in REO at June 30, 2012 compared to September 30, 2011, was due to $4.4 million of sales of REO, at a net loss of $70,000, and $812,000 in reductions to REO fair values which are reflected in other REO expense during the first nine months of fiscal 2012. Our REO at June 30, 2012 included the following significant items.

●
Nine separate properties located in the greater Philadelphia market area which were acquired as REO in July 2011 and which previously secured three separate commercial real estate loans to one borrower with an aggregate carrying value of $3.4 million at the time of foreclosure (which was net of $658,000 in charge-offs to the ALLL taken on the loans prior to foreclosure).  The properties consist of various types and usages and include an industrial building in Philadelphia used to process and fabricate marble and granite, three mixed-use (retail space and apartments) buildings in Philadelphia, one building with six retail units in Philadelphia and one mixed-use (eight apartment units and one office) in Norristown, Pennsylvania. We recorded an aggregate of $420,000 in write-downs on these properties during fiscal 2011. In addition, we had $393,000 in additional write-downs during the first nine months of fiscal 2012 that were recorded as other real estate owned expense.  The aggregate carrying value of the remaining five properties was $1.9 million at June 30, 2012.  We are continuing to market these properties for sale.

●
Ten separate single-family residential rental properties with an aggregate carrying value of $1.5 million which previously secured loans to one borrower and which were acquired as real estate owned in September 2011. During the March 31, 2012 quarter, as a result of the receipt of an updated appraisal, we had $103,000 in additional write-downs that were recorded as other real estate owned expense. During the June 30, 2012 quarter, four of these properties with an aggregate carrying value in the amount of $346,000 were sold at a net loss of $59,000. The aggregate carrying value of the remaining six properties, which are in the process of being marketed for sale, was $939,000 at June 30, 2012

●
Two parcels of mixed-use real estate located in Franklin County, Pennsylvania and woodworking equipment on site was acquired as real estate owned in September 2011 and had a carrying value $563,000 at June 30, 2012. We have entered into an agreement of sale of this property, with settlement scheduled in the fourth quarter of fiscal 2012 at no additional loss.

While not considered non-performing, our performing troubled debt restructurings are closely monitored as they consist of loans that have been modified where the borrower is experiencing financial difficulty. Troubled debt restructurings may be deemed to have a higher risk of loss than loans which have not been restructured.  At June 30, 2012 our total performing troubled debt restructurings amounted to $8.2 million compared to $10.3 million of performing troubled debt restructurings at September 30, 2011. During the nine months ended June 30, 2012, one commercial real estate loan with a balance of $1.3 million which previously was carried as a performing TDR was transferred to a non-performing and non-accrual status due to the loan becoming more than 90 days past due. Our performing troubled debt restructurings at June 30, 2012 included the following significant items.

●
A total of five loans to one borrower with an aggregate outstanding balance of $779,000 at June 30, 2012 collateralized by single-family residential rental properties located primarily in Chester and Delaware Counties which were restructured during the quarter ended September 30, 2010 to require payments of interest only for six months as well as a modification to the interest rate. All of these loans have remained current under their restructured terms. During the first nine months of fiscal 2012, all of these loans resumed normal amortization of principal and interest payments under their original terms and interest rates.

●
Four loans to one borrower with an aggregate outstanding balance of $2.9 million at June 30, 2012 collateralized by first mortgages on commercial real estate and approved lots. Two of these loans, with an aggregate outstanding balance of $1.9 million, are secured by owner occupied commercial real estate located in Montgomery County, Pennsylvania and the other two loans, with an aggregate outstanding balance of $1.0 million, are secured by 23 acres of approved lots located in Chester County, Pennsylvania. The four loans were restructured during the quarter ended March 31, 2010. The borrower has been paying as agreed under the terms of the restructuring agreement and is expected to continue to pay as agreed.

●
One loan with an outstanding balance in the amount of $1.4 million at June 30, 2012 secured by a first lien on a commercial real estate mixed use (warehouse and office space) property located in Delaware County, Pennsylvania. As a result of slow sales, the borrower was experiencing financial difficulties and in April 2011 the Bank restructured the loan from its original terms to require payments of interest only until October 2011.  The borrower has been paying as agreed under the terms of the restructuring and began making principal and interest payments in October 2011 as agreed. The borrower is expected to continue to pay as agreed.

●
One commercial real estate loan to one borrower with a carrying value in the amount of $2.3 million at June 30, 2012 secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania. This loan was restructured in March 2011 to require payments of interest only, at a reduced rate, for six months.  An updated appraisal received in June 2012 indicated that the outstanding loan balance exceeded the value of the collateral property securing this loan.  We have allocated $367,000 of our allowance for loan losses to this loan at June 30, 2012. Since the project was completed in April 2010, a total of 295 units have been rented, with 125 units being marketed for rent. The borrower has been paying as agreed under the terms of the restructuring.  Under the restructured terms the borrower began making payments of principal and interest starting in April 2012.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2012 and 2011

General.  Our net income was $272,000 for the three months ended June 30, 2012 compared to net income of $364,000 for the three months ended June 30, 2011.  On a per share basis, net income was $0.05 per share for the quarter ended June 30, 2012, compared to net income of $0.06 per share for the quarter ended June 30, 2011.  Our interest rate spread of 2.67% and net interest margin of 2.80% for the three months ended June 30, 2012 decreased when compared to a net interest spread of 3.03% and a net interest margin of 3.16% for the three months ended June 30, 2011.

Our net income was $1.7 million for the nine months ended June 30, 2012 compared to a net loss of $5.1 million for the nine months ended June 30, 2011.  On a per share basis, net income was $0.29 per share for the nine months ended June 30, 2012, compared to a net loss of $0.86 per share for the nine months ended June 30, 2011.  The primary reason for the $6.8 million difference in our results of operations in the first nine months of fiscal 2012 compared to the comparable prior fiscal year period was a decrease in the provision for loan losses of $10.3 million.  Our interest rate spread of 2.70% and net interest margin of 2.84% for the nine months ended June 30, 2012 decreased when compared to a net interest spread of 2.89% and a net interest margin of 3.03% for the nine months ended June 30, 2011.

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

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$472,086	$5,894	4.99%	$525,058	$7,034	5.36%
Investment securities	88,214	410	1.86	80,709	390	1.93
Deposits in other banks	50,695	16	0.13	22,265	6	0.11
FHLB stock	4,662	1	0.09	5,724	-	0.00
Total interest-earning assets	615,657	6,321	4.11	633,756	7,430	4.69
Non-interest-earning assets	34,022			36,613
Total assets	$649,679			$670,369

Interest Bearing Liabilities:
Demand and NOW accounts	$93,715	60	0.26	$93,432	123	0.53
Money market accounts	76,138	85	0.45	89,056	252	1.13
Savings accounts	47,791	12	0.10	46,570	22	0.19
Time deposits	294,654	1,432	1.94	306,684	1,600	2.09
Total deposits	512,298	1,589	1.24	535,742	1,997	1.49
FHLB borrowings	48,468	427	3.52	49,476	431	3.48
Total interest-bearing liabilities	560,766	2,016	1.44	585,218	2,428	1.66
Non-interest-bearing liabilities	26,364			24,260
Total liabilities	587,130			609,478
Shareholders’ Equity	62,549			60,891
Total liabilities and	$649,679			$670,369
shareholders’ equity
Net interest-earning assets	$54,891			$48,538
Net interest income; average interest rate spread		$4,305	2.67%		$5,002	3.03%
Net interest margin (2)			2.80%			3.16%
Average interest-earning assets to average interest-bearing liabilities	109.79%			108.29%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

	Nine Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest Earning Assets:
Loans receivable (1)	$483,023	$18,352	5.07%	$534,284	$21,398	5.33%
Investment securities	85,690	1,279	1.99	77,183	1,125	1.95
Deposits in other banks	48,025	34	0.09	29,606	25	0.11
FHLB stock	4,934	2	0.05	6,063	-	0.00
Total interest-earning assets	621,672	19,667	4.21	647,136	22,548	4.64
Non-interest-earning assets	35,782			38,190
Total assets	$657,454			$685,326

Interest Bearing Liabilities:
Demand and NOW accounts	$91,315	209	0.31	$90,910	421	0.61
Money market accounts	82,326	370	0.60	87,370	732	1.12
Savings accounts	46,015	36	0.11	42,889	60	0.19
Time deposits	301,273	4,516	2.00	326,502	5,316	2.17
Total deposits	520,929	5,131	1.31	547,671	6,529	1.59
FHLB borrowings	48,721	1,289	3.53	50,094	1,310	3.49
Total interest-bearing liabilities	569,650	6,420	1.51	597,765	7,839	1.75
Non-interest-bearing liabilities	25,852			23,462
Total liabilities	595,502			621,227
Shareholders’ Equity	61,952			64,099
Total liabilities and	$657,454			$685,326
shareholders’ equity
Net interest-earning assets	$52,022			$49,371
Net interest income; average interest rate spread		$13,247	2.70%		$14,709	2.89%
Net interest margin (2)			2.84%			3.03%
Average interest-earning assets to average interest-bearing liabilities	109.13%			108,26%

(1) Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and allowance for loan losses.
(2) Equals net interest income divided by average interest-earning assets.

Interest and Dividend Income.  Our interest and dividend income decreased for the three months ended June 30, 2012 by $1.1 million, or 14.9%, over the comparable 2011 period to $6.3 million.  Interest income decreased in the three months ended June 30, 2012 over the prior comparable period in fiscal 2011 due primarily to a $1.1 million, or 16.2%, decrease in interest earned on loans.  The decrease in interest earned on loans in the third quarter of fiscal 2012 was due primarily to both a $53.0 million, or 10.1%, decrease in the average balance of our outstanding loans and a 37 basis point decrease in the average yield earned on our loan portfolio in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  Interest income on investment securities increased by $20,000, or 5.1%, in the third quarter of fiscal 2012 compared to the comparable prior fiscal year period.  The increase in interest income on investment securities in the third quarter of fiscal 2012 was due to a $7.5 million, or 9.3%, increase in the average balance of our investment securities portfolio, which was partially offset by a seven basis point decrease in the average yield on investment securities to 1.86% for the three months ended June 30, 2012 from 1.93% for the same period in fiscal 2011.  Our interest earned on deposits in other institutions increased by $10,000 to $16,000 in the third quarter of fiscal 2012 compared to $6,000 in the third quarter of fiscal 2011.  The primary reason for the increase in the third quarter of fiscal 2012 was due to a $28.4 million increase in the average balance of deposits in other banks.

Our interest and dividend income decreased for the nine months ended June 30, 2012 by $2.9 million, or 12.8%, over the comparable fiscal 2011 period to $19.7 million.  Interest income on loans decreased in the nine months ended June 30, 2012 over the prior comparable period in fiscal 2011 by a $3.0 million, or 14.2%.  The decrease in interest earned on loans in the first nine months of fiscal 2012 was due to both a $51.3 million, or 9.6%, decrease in the average balance of our outstanding loans and a 26 basis point decrease in the average yield earned on our loan portfolio. Interest income on investment securities increased by $154,000 in the first nine months of fiscal 2012 over the comparable period in fiscal 2011 due to an $8.5 million, 11.0%, increase in the average balance of our investment securities portfolio, as well as a four basis point increase in the average yield on investment securities to 1.99% for the nine months ended June 30, 2012 from 1.95% for the same period in fiscal 2011. Our interest earned on deposits in other institutions increased by $9,000 to $34,000 in the first nine months of fiscal 2012 compared to $25,000 in the first nine months of fiscal 2011.  The primary reason for the increase in the first nine months of fiscal 2012 was due to a $18.4 million, 62.2%, increase in the average balance compared to the comparable period in fiscal 2011.

Interest Expense.  Our interest expense for the three month period ended June 30, 2012 was $2.0 million, a decrease of $412,000 from the three month period ended June 30, 2011.  The primary reasons for the decrease in interest expense in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 were a 25 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $23.4 million, or 4.4%, in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 due primarily to a $12.0 million decrease in the average balance of certificates of deposit and a $12.9 million decrease in money market accounts.  The average rate paid on total deposits decreased to 1.24% for the third quarter of fiscal 2012 from 1.49% for the third quarter of fiscal 2011. Our expense on borrowings amounted to $427,000 in the third quarter of fiscal 2012 compared to $431,000 in the third quarter of fiscal 2011.  The average balance of our borrowings decreased by $1.0 million in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  The average rate paid on borrowed funds of increased to 3.52% in the third quarter of fiscal 2012 compared to 3.48% in the third quarter of fiscal 2011.

Our interest expense for the nine month period ended June 30, 2012 was $6.4 million, a decrease of $1.4 million from the nine month period ended June 30, 2011.  The primary reasons for the decrease in interest expense in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 were a 28 basis point decrease in average rate paid on total deposits together with a decrease in the average balance of our total deposits of $26.7 million, or 4.9%, in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 due primarily to a $25.2 million decrease in the average balance of certificates of deposit.  The average rate paid on total deposits decreased to 1.31% for the first nine months of fiscal 2012 from 1.59% for the first nine months of fiscal 2011. Our expense on borrowings amounted to $1.3 million in the first nine months of fiscal 2012, which was substantially unchanged from the first nine months of fiscal 2011.  The average balance of our borrowings decreased by $1.4 million in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011, however the average rate paid on borrowed funds of increased to 3.53% in the first nine months of fiscal 2012 compared to 3.49% in the first nine months of fiscal 2011.

Provision for Loan Losses.  The provision for loan losses was $335,000 and $360,000 for the three and nine months ended June 30, 2012, respectively.   The provision for loan losses was $600,000 and $10.6 million for the three and nine months ended June 30, 2011, respectively. The $265,000 and $10.3 million difference in the provision for loan losses for the three and nine months ended June 30, 2012, respectively, was due primarily to a $1.1 million recovery to the allowance for loan losses during the first quarter of fiscal 2012 upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania, as well as an overall improvement in the trend of our levels of delinquent, classified and non-performing loans.  At June 30, 2012, our total past due loans amounted to $14.8 million, a $806,000, or 5.2%, improvement compared to September 30, 2011.  Our total loans classified substandard and doubtful amounted to $27.5 million at June 30, 2012, a $5.1 million, or 15.7%, improvement compared to $32.6 million at September 30, 2011.  Our total non-accrual loans were $10.6 million at June 30, 2012 compared to $12.9 million at September 30, 2011, a $2.3 million, or 17.7%, reduction.

Our net charge-offs to the allowance for loan losses for the three months ended June 30, 2012 amounted to $428,000 compared to $920,000 during the third quarter of fiscal 2011.  Our net charge-offs to the allowance for loan losses for the nine months ended June 30, 2012 amounted to $2.5 million compared to $8.8 million during the first nine months of fiscal 2011.  During the nine months ended June 30, 2012, our total charge-offs in the amount of $3.7 million were partially offset by $1.3 million in recoveries.  Our ratio of net charge-offs to the allowance for loan losses was 41.4% for the nine months ended June 30, 2012 compared to 116.2% for the comparable period in fiscal 2011.

Our charge-offs during the first nine months of fiscal 2012 included an aggregate of $1.1 million in charge-offs taken on a total of 13 single-family residential mortgage loans as well as an aggregate of $975,000 (which was partially offset by $114,000 in recoveries) in charge-offs of consumer second-mortgage loans.  These charge-offs of single-family residential mortgage loans and second mortgages during the first nine months of fiscal 2012 primarily reflect the receipt of updated appraisals on non-accruing loans indicating a decline in the fair value of the collateral property securing the loans. In  some cases, charge-offs reflect short sales of the underlying collateral properties (in a short sale the Bank agrees that the borrower can sell the collateral property for an amount which is less than the amount necessary for the Bank to be repaid in full on its loan).  Our charge-offs and recoveries to the allowance for loan losses during the nine months ended June 30, 2012 also included the following items.

●
A $1.1 million recovery recorded upon receipt of a $2.5 million payment in full satisfaction of a $1.4 million participation interest in a construction and development loan on a retirement community located in Montgomery County, Pennsylvania.

●
A $428,000 partial charge-off on a commercial real estate loan to one borrower secured by a first mortgage on a 420 unit self-storage facility on approximately four acres located in Delaware County, Pennsylvania, reducing the carrying value of this loan at June 30, 2012 to $2.3 million based on a November 2011 appraisal.   As of June 30, 2012, we had allocated $367,000 of our allowance for loan losses to this loan, which was a performing TDR at such date.

●
A $412,000 partial charge-off on a $2.4 million participation interest in a non-performing construction and development loan for the development of commercial and mixed use facilities on approximately 40 acres located in Mount Laurel, New Jersey. This partial charge-off was taken in the first quarter of fiscal 2012 based on an October 2011 appraisal. The borrower recently completed a sale of a portion of this site, resulting in a $512,000 payment to us which reduced our carrying value to $1.1 million at June 30, 2012.  It is anticipated that the remaining parcel will be sold and settled before December 31, 2012 at no additional loss to the Bank.

●
In February 2012, the Bank recorded a $353,000 partial charge-off on the short-sale of the office building securing a $1.2 million commercial real estate loan to one borrower located in Philadelphia, Pennsylvania.

The following table sets forth an analysis of our allowance for loan losses for the periods indicated.

	For the Nine Months End June 30,		For the Year Ended September 30,
	2012	2011	2011
	(Dollars in thousands)

Balance at beginning of period	$10,101	$8,157	$8,157
Provision for loan losses	360	10,642	12,392

Charge-offs:
Residential mortgage	1,115	2,319	2,478
Construction and Development
Residential and commercial	611	107	1,307
Commercial:
Commercial real estate	855	2,417	2,460
Multi-family	-	164	164
Other	88	278	278
Consumer:
Home equity lines of credit	72	166	166
Second mortgages	975	3,366	3,691
Other	22	3	6
Total charge-offs	3,738	8,820	10,550
Recoveries:
Residential mortgage	-	1	1
Construction and Development
Residential and commercial	1,139	-	-
Commercial:
Commercial real estate	-	1	1
Multi-family	-	1	1
Other	2	2	5
Consumer:
Home equity lines of credit	1	3	3
Second mortgages	114	50	82
Other	4	9	9
Total recoveries	1,260	67	102

Net charge-offs	2,478	8,753	10,448
Balance at end of period	$7,983	$10,046	$10,101
Ratios:
Ratio of allowance for loan losses to non-accrual loans	75.11%	54.47%	78.21%
Ratio of net charge-offs to average loans outstanding, Annualized for the nine-month periods ended June 30, 2012 and 2011	0.68%	2.18%	1.97%
Ratio of net charge-offs to total allowance for loan losses (annualized for the nine-month periods ended June 30, 2012 and 2011)	41.39%	116.18%	103.43%

As of June 30, 2012, the balance of the allowance for loan losses was $8.0 million, or 1.69% of gross loans and 75.11% of non-accruing loans, compared to an allowance for loan losses of $10.1 million or 1.97% of gross loans and 78.21% of non-accruing loans at September 30, 2011.  The $335,000 provision for loan losses made in the third quarter of fiscal 2012 reflected management’s assessment, based on the information available at the time, of the inherent level of estimable losses in our loan portfolio.

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

Other Income.  Our other, or non-interest, income increased by $72,000, or 16.6%, to $506,000 for the three months ended June 30, 2012 compared to $434,000 for the three months ended June 30, 2011.  The increase in other income during the third quarter of fiscal 2012 was due primarily to a $104,000 increase in rental income on REO in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.  In addition, during the quarter ended June 30, 2012, we recorded a $40,000 gain on the sale of $3.9 million of investment securities compared to no such gain in the comparable quarter in fiscal 2011.

Our other, or non-interest, income increased by $1.1 million, or 81.9%, to $2.4 million for the nine months ended June 30, 2012 compared to $1.3 million for the nine months ended June 30, 2011.  The increase in other income during the first nine months of fiscal 2012 was due to a $415,000 gain recorded on the securitization and sale of $10.7 million of long-term, fixed-rate residential mortgage loans and a $248,000 gain on the sale of $11.5 million of investment securities. In addition, there was an increase in rental income on REO in the amount of $503,000 in the nine months ended June 30, 2012.

Other Expense.  Our other, or non-interest, expense decreased by $304,000, or 6.8%, to $4.2 million in the quarter ended June 30, 2012 compared to $4.5 million for the three months ended June 30, 2011. The decrease in other operating expense in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was due primarily to a $106,000 decrease in other real estate owned expense, a $154,000 decrease in professional fees and a $109,000 decrease in federal deposit insurance premiums.  These items were partially offset by a $56,000, or 3.4% increase in salaries and employee benefits in the quarter ended June 30, 2012 compared to the quarter ended June 30, 2011.

Our other, or non-interest, expenses decreased by $535,000, or 4.0%, to $12.9 million for the nine months ended June 30, 2012 compared to $13.4 million for the nine months ended June 30, 2011. The decrease in other operating expenses in the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was due primarily to a $326,000 decrease in other real estate owned expense and a $359,000 decrease in federal deposit insurance premiums, due to a lower deposit base in fiscal 2012.  These decreases were partially offset by a $211,000, or 4.4% increase in salaries and employee benefits in the nine months ended June 30, 2012 compared to the nine months ended June 30, 2011.

Income Tax Expense.  Our income tax expense was $32,000 for the three months ended June 30, 2012 primarily due to the recognition of $304,000 in pre-tax income during the quarter ended June 30, 2012. The application of the net operating loss carryforward in the comparable fiscal 2011 period and permanent book to tax differences applied to the $360,000 pre-tax income in the third quarter of fiscal 2011 resulted in an income tax benefit of $4,000 for the three months ended June 30, 2011. Our effective Federal tax rate was 10.4% and 1.1% for the three months ended June 30, 2012 and 2011, respectively.

Our income tax expense was $620,000 for the nine months ended June 30, 2012 compared to an income tax benefit of $3.0 million for the nine months ended June 30, 2011.  The increased income tax expense for the nine months ended June 30, 2012 was primarily due to the recognition of $2.4 million in pre-tax income during the nine months ended June 30, 2012 compared to an $8.1 million pre-tax loss during the first nine months of fiscal 2011.  Our effective Federal tax rate was 26.2% for the nine months ended June 30, 2012 with an effective tax benefit in the comparable period in fiscal 2011 of 37.0%.

Liquidity and Capital Resources

Our primary sources of funds are from deposits, FHLB borrowings, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. We also maintain excess funds in short-term, interest-bearing assets that provide additional liquidity.  At June 30, 2012, our cash and cash equivalents amounted to $60.2 million.  In addition, at such date our available for sale investment securities amounted to $84.8 million.

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

We use our liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  At June 30, 2012, we had certificates of deposit maturing within the next 12 months amounting to $118.5 million. Based upon historical experience, we anticipate that a significant portion of the maturing certificates of deposit will be remaining with us.  For the nine months ended June 30, 2012, the average balance of our outstanding FHLB advances was $48.7 million.  At June 30, 2012, we had $48.3 million in outstanding long-term FHLB advances and we had $296.9 million in potential FHLB advances available to us.  In addition, at June 30, 2012, we had $50.0 million available pursuant to an existing line of credit with the FHLB.

The following table summarizes our contractual cash obligations at June 30, 2012.

	Payments Due by Period
	To One Year	After One to Three Years	After Three to Five Years	After Five Years	Total
	(Dollars in Thousands)

Long-term debt obligations	$-	$340	$-	$48,000	$48,340
Certificates of deposit	118,471	108,442	38,860	33,790	299,563
Operating lease obligations	279	516	410	4,665	5,870
Total contractual obligations	$118,750	$109,298	$39,270	$86,455	$353,773

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Not applicable.

Item 1A - Risk Factors

See “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 and see “Other Events” in the Company’s Current Report on Form 8-K, dated May 31, 2012, which are incorporated herein by reference.

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
32.0         Section 1350 Certification

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

MALVERN FEDERAL BANCORP, INC.

August 10, 2012	By:	/s/ Ronald Anderson
Ronald Anderson
President and Chief Executive Officer

August 10, 2012	By:	/s/ Dennis Boyle
Dennis Boyle
Senior Vice President and Chief Financial Officer